Form 10QSB
period 1996-03-31
VIS VIVA CORP
filed 1996-06-21
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-28002


                           VIS VIVA CORPORATION
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        87-0363656
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                        50 West Broadway, Fourth Floor
                       Salt Lake City, Utah  84101-2006
                       --------------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 359-0833


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes      No  X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               June 18, 1996

                                1,270,000
                                ---------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                              BALANCE SHEETS

                          (Unaudited)         (Unaudited)
                          March 31, 1996    March 31, 1995     June 30, 1995
                          --------------    --------------     -------------

          ASSETS
Current Assets

 Cash and cash
 equivalents                                      13448                10738

 Accrued interest
 receivable                     1200               1200                 9865

 Investments in
 securities - at market       652542             390253               424803
                              ------             ------               ------

   Total Current Assets       653742             404901               445406
                              ------             ------               ------

Deferred tax benefit            1850                                    1850
                                ----             ------                 ----

Total Assets                  655592             404901               447256
                              ------             ------               ------

          LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities

     Accounts Payable            650                                     650

     Payable to broker        163984

     Income Tax Payable         8450               2950                  399
                                ----               ----                  ---

 Total Current Liabilities    173084               2950                 1049
                              ------               ----                 ----

Stockholders Equity

   Common Stock -
   $0.01 par value;
   15,000,000 shares
   authorized;
   1,270,000 shares issued
   and outstanding            12700             12700                  12700

   Additional paid-in
   capital                   148129            148129                 148129

   Unrealized gain on
   investment in securities
    - net of taxes             5559                                    36663

   Earnings accumulated
   during the development
   stage                     316120            241122                 248715
                             ------            ------                 ------

Total Stockholder' Equity    482508            401951                 446207
                             ------            ------                 ------

Total Liabilities and
Stockholders' Equity         655592            404901                 447256
                             ------            ------                 ------

The accompanying notes are an integral part of these financial statements.

                       VIS VIVA CORPORATION
                   (A Development Stage Company)
                       STATEMENTS OF INCOME


                           For the Nine Months            For the Three Months
                          03-31-96       03-31-95        03-31-96     03-31-95
                          --------       --------        --------     --------


Revenues

 Interest income             24771          28411            6253        12557

 Gains (loss) from sale
 of investments              70838                          68697          254

 Dividend income               280             72             243           72

 Miscellaneous income           75                             75
                                --             --              --           --

  Total Revenues             95964          28483           75268        12883

                             -----          -----           -----        -----

Expenses

 Annual service fees           100            100

 Entertainment                  31             66

 Legal fees                  16187            546           12412          494

  Interest expense            1736           2672           977           2319

  Taxes                        500           1750           500

  Miscellaneous                  5            692             3             39
                                 -            ---             -             --

   Total Expenses            18559           5826         13892           2852
                             -----           ----         -----           ----

Net Ordinary Income          77405          22657         61376          10031
                             -----          -----         -----          -----

Federal income taxes -
estimated                    10000           2950         10000           2438
                             -----           ----         -----           ----

Net Income                   67405          19707         51376           7593
                             -----          -----         -----           ----


The accompanying notes are an integral part of these financial statements.

                                 VIS VIVA CORPORATION
                             (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                              For the Nine Months Ended
                                       March 31, 1996           March 31, 1995
                                       --------------           --------------

Cash Flow from Operating Activities

     Net Income (Loss)                          67405                   19707

     Gains from sale of investments            (70838)

     Decrease in accrued interest
     receivable                                  8665

     Change in accounts payable                  8051                   (6150)
                                                 ----                   ------

       Net cash provided by operating
       activities                               13283                   13557
                                                -----                   -----

Cash Flows From Investing Activities

     Purchase of securities                   (544174)                (224153)

     Proceeds from sale of securities          356169                  154677

     Increase in payable to broker             163984
                                               ------                  ------
       Net Cash Used in Investing
       Activities                              (24021)                (69476)

Cash Flows From Financing Activities               0                       0
                                                   -                       -

Net Increase (decrease) in Cash               (10738)                 (55919)

Cash and Cash Equivalents at Beginning
of Period                                      10738                   69367
                                               -----                   -----

Cash and Cash Equivalents at end of Period         0                   13448
                                                   -                   -----

The accompanying notes are an integral part of these financial statements.

                          VIS VIVA CORPORATION
                       Notes to Financial Statements


Note #1  - Statement Preparation

      The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operation.

     The financial statements should be read in conjuction with the financial statements and notes thereto included in the Company's Form 10-SB filed on March 15, 1996, including all amendments thereto.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
- --------------------------------------------------------------------

Plan of Operation.
- ------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended March 31, 1996. During this period, the Company received revenues totalling $75,268 from its investments in the securities of other companies. During the same period, total expenses were $13,892 and net income, after payment of $10,000 in estimated federal income taxes totalled $51,376.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. Because the Company was fully invested in securities of other companies (which investments had significant market value), as of March 31, 1996 it had cash and cash equivalents of $0. Management expects that the Company's cash requirements will necessitate the sale of a small portion of these securities.

Results of Operations.
- ----------------------

          During the quarterly period ending March 31, 1996, the Company had no business operations. During this period, the Company received total revenues of $75,268 from its investments in the securities of other companies and had net income after taxes of $51,376.

Liquidity.
- ----------

          At March 31, 1996, the Company had total current assets of $404,901, with total current liabilities of $2,950.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
- ----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
- --------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
- ------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
- --------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
- ----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
- -------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIS VIVA CORPORATION



Date:  6/19/96                         By /s/
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date:  6/20/96                         By /s/
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date:  6/19/96                         By /s/
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer