Form 10QSB
period 1996-09-30
VIS VIVA CORP
filed 1996-11-15
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

(1)  Yes  X    No                  (2)  Yes  X   No
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

                            November 12, 1996

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

                         (A Development Stage Company)

                                BALANCE SHEET


                        (Unaudited)       (Unaudited)
                            Sept. 30, 1996  Sept. 30, 1995  June 30, 1996
                ASSETS
 Current Assets
   Cash and cash equivalents                                         3256
   Accrued interest receivable       23816            9864          11744
   Investments in securities
      at market                     599950          226000         520019

       Total Current Assets         623766          235864         535019

 Deferred tax benefit

 Total Assets                       623766          235864         535019

                LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable                    206
   Payable to broker                137699           39877
   Income tax payable                 4665            1035          11011

       Total Current Liabilities    142570           40912          11011


 Stockholders' Equity
   Common Stock - $0.01 par value;
   15,000,000 shares authorized;
   1,270,000 shares issued and
      outstanding                    12700           12700          12700
   Additional paid-in capital       148129          148129         148129
   Unrealized gain on investment
      in securities net of taxes    -41801            1185          36326
   Earnings accumulated during the
      development stage             362168           32938         326853

        Total Stockholders' Equity  481196          194952         524008

 Total Liabilities and
      Stockholders' Equity          623766          235864         535019

The accompanying notes are an integral part of these financial statements.

                             VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME

                   For the Three Months Ended   For the Nine Months Ended

                      09-30-96     09-30-95        09-30-96    09-30-95

 Revenues
    Interest income      17923         5479           70856        5510
    Gains (loss) from
     sale of investments 18425         2141           88774        2141
    Dividend income         24                           24
    Miscellaneous income

      Total Revenues     36372         7620          159654        7651

 Expenses
    Accounting & auditing                              7775
    Annual service fees                 100                         100
    Automobile expenses                                 177
    Directors fees                                     1600
    Entertainment           73           31            768           31
    Legal fees             200          650          18019          650
    Legal costs                                       3342
    Interest expense      2362          -62           6407
    Rent                                              2200
    Taxes and Licenses                                 132
    Travel Expenses       2635                        3813

      Total Expenses      5270          719          44233          781


 Net Ordinary income     31102         6901         115421         6870


 Federal income taxes -
    estimated             4665         1035          28264         1030

 Net Income              26437         5866          87157         5840


The accompanying notes are an integral part of these financial statements.

                          VIS VIVA CORPORATION
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                                           For the Three Months Ended
                                         Sept. 30,1996   Sept. 30, 1995

 Cash Flow from Operating Activities
    Net Income (Loss)                            26437             5866
    Gains from sale of investments              -18425            -2141
    Increase in accrued interest                -12072               -1
    Decrease in tax benefit                                        1850
    Decrease in accounts payable                 -6140              -14

     Net cash provided by operating activities  -10200             5560

 Cash Flows From Investing Activities
    Purchase of securities                     -222249          -138172
    Proceeds from sale of securities             91494            81997
    Increase in payable to broker               137699            39877



     Net Cash Used in Investing Activities        6944           -16298

 Cash Flows From Financing Activities                0                0

 Net Increase (decrease) in Cash                 -3256           -10738

 Cash and Cash Equivalents at Beginning of
    Period                                        3256            10738

 Cash and Cash Equivalents at End of Period          0                0

The accompanying notes are an integral part of these financial statements.

                          VIS VIVA CORPORATION

                     Notes to Financial Statements

Note # 1 - Statement Preparation

   The Company has prepared the accompanying finandal statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operation.

   The financial statements should be read in conjuction with the financial statements and notes thereto included in the Company's 1996 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended September 30, 1996. During this period, the Company received revenues totaling $36,372 from its investments in the securities of other companies. During the same period, total expenses were $5,270 and net income, after payment of $4,665 in estimated federal income taxes totaled $26,437.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. Because the Company was fully invested in securities of other companies (which investments had significant market value), as of September 30, 1996 it had cash and cash equivalents of $0. Management expects that the Company's cash requirements will necessitate the sale of a small portion of these securities.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1996, the Company had no business operations. During this period, the Company received total revenues of $36,372 from its investments in the securities of other companies and had net income after taxes of $26,437.

Liquidity.
----------

          At September 30, 1996, the Company had total current assets of $623,766, with total current liabilities of $142,570.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          On July 8, 1996, the Board of Directors of the Company resolved to grant to each of the following directors and executive officers an option to purchase "unregistered" and "restricted" shares of the Company's common stock at a price of $0.25 per share for an unlimited period of time: John Michael Coombs, Esq. (option to purchase 50,000 shares); Terry S. Pantelakis (option to purchase 50,000 shares); and Sandra E. Hansen (option to purchase 5,000 shares). Each of the directors abstained from voting with regard to the resolution to grant an option to himself or herself. A Form 4 Statement of Changes in Beneficial Ownership was filed with the Securities and Exchange Commission on September 19, 1996, for each of these persons.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

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

                                      VIS VIVA CORPORATION



Date: Nov. 13, 1996                   By /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 11/13/96                        By /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 11/13/96                        By /s/ Sandra E. Hansen
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer