Form 10QSB
period 1996-12-31
VIS VIVA CORP
filed 1997-01-24
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

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

                            January 23, 1997

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

                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET

<COLUMN>
                                          (Unaudited) (Unaudited)
                                            12-31-96   12-31-95   6-30-96
                                          ---------- ----------- --------

                            ASSETS
Current assets
   Cash and cash equivalents                                         3256
   Accrued interest receivable                 20894      11000     11744
   Investments in securities - at market      622150     344074    520019
                                           --------- ----------  --------
      Total Current Assets                    643044     355074    535019
                                           --------- ----------  --------
Prepaid Income Taxes                            5000
                                           --------- ----------  --------
      Total Assets                            648044     355074    535019
                                           --------- ----------  --------



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable
   Payable to broker                         183967      38933
   Income tax payable                          6670       4685      11011
                                          --------- ----------   --------
Total Current Liabilities                    190637      43618      11011
                                          --------- ----------   --------

Stockholders' Equity
   Common Stock - $0.01 par value;
   15,000,000 shares authorized;
   1,270,000 shares issued and outstanding    12700      12700      12700
   Additional paid-in capital                148129     148129     148129
   Unrealized gain on investment in
   securities - net of taxes                  -8155                 36326
   Earnings accumulated during the
   development stage                         304733     150627     326853
                                          --------- ----------   --------
      Total Stockholders' Equity             457407     311456     524008
                                          --------- ----------   --------

Total Liabilities and Stockholders' Equity   648044     355074     535019

                                          ---------  ---------   --------


The accompanying notes are an integral part of these financial statements

                            VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME

                                  Six  Months Ended   Twelve Months Ended
                                  12-31-96   12-31-95   12-31-96 12-31-95
                                  -------------------   -----------------

Revenues
   Interest income                   58357      32898     100293    32929
   Gains from sale of investments    -3443       2244      62117     2244
   Dividend income                     134         37        388       37
   Miscellaneous income
                                  -------------------   -----------------
      Total Revenues                 55048      35179     162798    35210
                                  -------------------   -----------------

Expenses
   Accounting & auditing              1128       3126       8500     3126
   Automobile expenses                                       177
   Entertainment                        73                   755
   Directors fees                                           1500
   Legal fees                                              15173
   Legal costs                                              7811
   Interest expense                   6270        821      10253      883
   Rent                                                     2200
   Taxes and licenses                                        210
   Travel expenses                    2635                  3756
   Miscellaneous                       476                   476
                                  -------------------   -----------------
   Total Expenses                    10582       3947      50811     4009
                                  -------------------   -----------------
Net Ordinary Income                  44466      31232     111987    31201
                                  -------------------   -----------------

Federal income taxes - estimated      6670       4685      26924     4680
                                  -------------------   -----------------
Net Income                           37796      26547      85063    26521
                                  -------------------   -----------------

The accompanying notes are an integral part of these financial statements

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                             For the Six Months Ended
                                               12-31-96      12-31-95

                                              ---------     ----------


Cash Flow from Operating Activities
   Net Income (Loss)                             37796          26547
   Loss from sale of investments                  3443          -2244
   Increase in accrued interest                  -9894
   Increase in prepaid expenses                  -5000

                                             ---------     -----------
   Net cash provided by operating activities     26345          24303
                                             ---------     -----------

Cash Flows From Investing Activities
   Purchase of securities                      -279943        -106300
   Proceeds from sale of securities             129316          81997
   Increase in payable to broker                124282            0

                                             ---------      ---------
   Net Cash Used in Investing Activities        -26345         -24303

 Cash Flows From Financing Activities                0              0

                                             ---------      ---------
Net Increase (decrease) in Cash                      0              0



Cash and Cash Equivalents at Beginning               0              0

                                             ---------      ---------
Cash and Cash Equivalents at end of Period           0              0

                                             ---------      ---------

The accompanying notes are an integral part of these financial statements

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

   The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended December 31, 1996. During this period, the Company received revenues totaling $18,676 from its investments in the securities of other companies. During the same period, total expenses were $5,312 and net income, after payment of $2,005 in estimated federal income taxes totaled $11,359.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. Because the Company was fully invested in securities of other companies (which investments had significant market value), as of December 31, 1996 it had cash and cash equivalents of $0. Management expects that the Company's cash requirements will necessitate the sale of a small portion of these securities.

Results of Operations.
----------------------

          During the quarterly period ended December 31, 1996, the Company had no business operations. During this period, the Company received total revenues of $18,676 from its investments in the securities of other companies and had net income after taxes of $11,359.

Liquidity.
----------

          At December 31, 1996, the Company had total current assets of $643,044, with total current liabilities of $190,637.

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

          None; not applicable.

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



Date: Jan. 24, 1997                  By  /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 1/24/97                        By  /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 1/24/97                        By  /s/ Sandra E. Hansen
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer