Form 10QSB
period 1997-03-31
VIS VIVA CORP
filed 1997-05-06
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-28002


                           VIS VIVA CORPORATION
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        87-0363656
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                         124 South 600 East, Suite 100
                          Salt Lake City, Utah  84102
                       --------------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 359-0833


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

                             March 31, 1997

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

                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET

                                          (Unaudited) (Unaudited)
                                            03-31-97   03-31-96   6-30-96
                                          ---------- ----------- --------
                            ASSETS

Current assets
   Cash and cash equivalents                  105303                 3256
   Accrued interest receivable                 18000       1200     11744
   Investments in securities - at market      362371     652542    520019
                                           --------- ----------  --------
      Total Current Assets                    485674     653742    535019
                                           --------- ----------  --------
Prepaid Income Taxes                             834       1850
                                          ---------- ----------  --------
      Total Assets                            486508     655592    535019
                                           --------- ----------  --------



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                        650
   Payable to broker                                    163984
   Income tax payable                                     8450      11011
                                          --------- ----------   --------
Total Current Liabilities                               173084      11011
                                      --------- ----------   --------
Stockholders' Equity
   Common Stock - $0.01 par value;
   15,000,000 shares authorized;
   1,270,000 shares issued and outstanding    12700      12700      12700
   Additional paid-in capital                148129     148129     148129
   Unrealized gain on investment in
   securities - net of taxes                 -32307       5559      36326
   Earnings accumulated during the
   development stage                         357986     316120     326853
                                          --------- ----------   --------
      Total Stockholders' Equity             486508     482508     524008
                                          --------- ----------   --------

Total Liabilities and Stockholders' Equity   486508     655592     535019

                                          ---------  ---------   --------

The accompanying notes are an integral part of these financial statements

                            VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME

                                  Nine  Months Ended    Three Months Ended
                                  03-31-97   03-31-96    03-31-97 03-31-96
                                  -------------------   -----------------
Revenues
   Interest income                   67731      24771       22920     6253
   Gains from sale of investments   -10010      70838       -6567    68697
   Dividend income                     225        280          91      243
   Miscellaneous income                            75                   75
                                   -------------------   -----------------
      Total Revenues                 57946      95964       16444    75268
                                  -------------------   ------------------

Expenses
   Accounting & auditing              1375       2976         450
   Automobile expenses
   Entertainment                        73         31
   Directors fees
   Legal fees                          463      13211         260   12412
   Legal costs
   Interest expense                   8041       1736        1771     977
   Rent
   Taxes and licenses                  107        500         107     500
   Travel expenses                    2635
   Miscellaneous                       812        105         812       3
                                  -------------------   -----------------
   Total Expenses                    13506      18559        3400   13892
                                  -------------------   -----------------
Net Ordinary Income                  44440      77405       13044   61376
                                  -------------------   -----------------

Federal income taxes - estimated      6666      10000        1957   10000
                                  -------------------   -----------------
Net Income                           37774      67405       11087   51376
                                  -------------------   -----------------

The accompanying notes are an integral part of these financial statements

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS


                                             For the Nine Months Ended
                                               03-31-97      03-31-96

                                             ---------     ----------
Cash Flow from Operating Activities
   Net Income (Loss)                           37774            67405
   Gains from sale of investments              10010           (70838)
   Change in accrued interest                 (16800)            8665
   Change in accounts payable                  (9100)            8051
   Change in prepaid expenses                  (1016)
                                             ---------     -----------
   Net cash provided by operating activities   20868            13283
                                             ---------     -----------

Cash Flows From Investing Activities
   Purchase of securities                     (488008)        (544174)

   Proceeds from sale of securities            567557          356169
   Increase in payable to broker              (163984)         163984

                                             ---------      ---------
   Net Cash Used in Investing Activities        84435          -24021

 Cash Flows From Financing Activities             0               0

                                             ---------      ---------
Net Increase (decrease) in Cash                105303          (10738)

Cash and Cash Equivalents at Beginning            0             10738

                                             ---------      ---------
Cash and Cash Equivalents at end of Period     105303              0

                                             ---------      ---------

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

   The financial statements should be read in conduction with the financial statements and notes thereto included in the Company's 1996 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended March 31, 1997. During this period, the Company received revenues totaling $16,444 from its investments in the securities of other companies. During the same period, total expenses were $3,400 and net income, after payment of $1,957 in estimated federal income taxes totaled $11,087.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. Management expects that the Company's cash and cash equivalents of $105,303 at March 31, 1997, will be sufficient to meet its cash requirements during this period.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1997, the Company had no business operations. During this period, the Company received total revenues of $16,444 from its investments in the securities of other companies and had net income after taxes of $11,087.

Liquidity.
----------

          At March 31, 1997, the Company had total current assets of $485,674, with total current liabilities of $0. Total stockholder's equity was $486,508.

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



Date: 5/2/97                          By /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 5/5/97                          By /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 5/5/97                          By /s/ Sandra E. Hansen
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer