Form 10KSB
period 1997-06-30
VIS VIVA CORP
filed 1997-09-30
CIK 1010579

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1997
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 0-28002


                           VIS VIVA CORPORATION
                           --------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            87-0363656
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                      124 South 600 East, Suite 100
                       Salt Lake City, Utah  84102
                       ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 359-0833


                     50 West Broadway, Fourth Floor
                    Salt Lake City, Utah  84101-2006
                    --------------------------------
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act: Common stock,
                                                              $0.01 par value

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   June 30, 1997 -
$83,333.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     August 22, 1997 - $148,006.25. There are approximately 592,025 shares of common voting stock of the Company held by non-affiliates. The Company has valued these shares based on the average bid price of $0.25 per share during the quarterly period ended June 30, 1997.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                              Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               September 4, 1997

                                  1,270,000


                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.



Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     The Company has not engaged in any material business development activities in the fiscal year ended June 30, 1997. For a discussion of the business development of the Company from inception to the end of the fiscal year ended June 30, 1996, see its Registration Statement on Form 10-SB-A2, filed with the Securities and Exchange Commission on June 21, 1996, and its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 23, 1996, each of which is incorporated herein by this reference. See Item 13 of this Report.

Business.
---------

     Other than seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since its inception in September, 1980. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "blank check" company. Management anticipates that any such acquisition would require the Company to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Jack R. Coombs and John Michael Coombs beneficially own approximately 53 percent of the outstanding shares of common stock of the Company, and could approve any acquisition, reorganization or merger they deemed acceptable. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger. For acquiring companies with little or no assets, this usually amounts to between 80 and 95 percent of the outstanding shares of a company similar to this Company following the completion of any such transaction; because this Company currently has substantial assets, management expects that the amount of common stock to be issued will more than likely be based upon the relative assets of the Company and any prospective acquisition, reorganization or merger candidate, but will still be enough to transfer control of the Company to the former principals of the acquired entity. Accordingly, investments in any such private entity, if available, may tend to be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Securities and Exchange Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's or agent's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Management will undertake to review and investigate any proposed business venture, and may seek the aid and assistance of Jack R. Coombs, a financial consultant who is also the beneficial owner of approximately 48 percent of the Company's outstanding shares. With regard to the consulting services of Mr. Coombs, no amount of business experience can guarantee or assure the success of any venture or entity in which the Company becomes involved.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters, finders or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. It is not expected that such fees will be paid to management of the Company in connection with any such transaction. However, in the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker-dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies may have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having virtually no operating history, will likely be at a competitive disadvantage in competing with entities which have recently completed IPO's and have operating histories when compared with the extremely limited operating history of the Company.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or
Services.
---------

     On the effectiveness of the Company's Registration Statement on Form 10-SB, the Company became subject to Regulation 14A regarding proxy solicitations, which was promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "1934 Act").
Section 14(a) of the 1934 Act requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent shall require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     Management intends to conduct a full evaluation of the worthiness of any business proposal presented to it; nonetheless, it believes this process may provide additional time within which to evaluate such a proposal, and may eliminate proposals from entities not willing to undergo the public and agency scrutiny involved in providing and filing information required under Regulation 14. Management recognizes that this filing process may deter other potential business venturers by reason of their inability to predict the timeliness of their potential acquisition, reorganization or merger due to the uncertainty related to the time involved in reviewing Regulation 14A filings by the Securities and Exchange Commission; however, acquisitions or reorganizations not requiring stockholder approval may be completed by management, in its sole discretion, with the submission by management of an Information Statement pursuant to Regulation 14C outlining any additional proposals attendant to any such acquisition or reorganization. Such additional or post-transaction proposals commonly include changing the name of the acquiring company or increasing or decreasing the number of authorized or outstanding shares of the acquiring company's common stock.

     The Company is also subject to the provisions of Section 13 of the 1934 Act. Under applicable rules and regulations promulgated by the Securities and Exchange Commission pursuant to this Section, the Company is required to file
(i) an annual report on Form 10-KSB with the Securities and Exchange Commission within 90 days of the close of each fiscal year (Reg. Sections 240.13a-1 and 249.310b); (ii) a quarterly report on Form 10-QSB within 45 days of the end of each of the first three quarters of its fiscal year (Reg. Sections 240.13a-13 and 249.308b); and (iii) a current report on Form 8-K within 15 days of the occurrence of certain material events (e.g., changes in accountants, acquisitions or dispositions of a substantial amount of assets not in the ordinary course of business) (Reg. Sections 240.13a-11 and 249.308). In addition, annual reports on Form 10-KSB must be accompanied by audited financial statements as of the end of the issuer's most recent fiscal year. These reporting requirements may deter potential reorganization candidates that are not willing to undergo the public and agency scrutiny resulting therefrom.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

          Other than cash and its holdings of corporate stocks and bonds, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, John Michael Coombs, and have been provided at $1,185 and $2,200 for the years ended June 30, 1997, and June 30, 1996, respectively. Because the Company has no business, its activities will be limited to keeping itself in good standing in the State of Nevada and to preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

     In December, 1996, the Company filed a complaint in the Third District Court of Utah, Division I, against two brokerage firms and a bank, alleging fraud and insider trading with regard to certain bonds issued by County Seat Stores, Inc., which were held by the Company. Due to serious questions as to the damages suffered by the Company, and due to the recent increase in value of the bonds, which were still held by the Company, it assigned all of its right, title and interest in the subject litigation to John Michael Coombs in consideration of Mr. Coombs' waiver of the legal fees the Company had incurred in connection with the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Report.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "VISV"; however, the market for shares of the Company's common stock is extremely limited. No assurance can be given that the present limited market for the Company's common stock will continue or will be maintained, and the sale of the Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by Jack R. Coombs or his wife, Margaret
V. Coombs may have a substantial adverse impact on any such public market. See
Item 11 of this Report.

     The high and low closing bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---

September 30, 1995           1/2                    3/8

December 31, 1995            1/2                    1/4

March 31, 1996*              1/4                    1/4

June 30, 1996                1/4                    1/4

September 30, 1996           1/4                    1/4

December 31, 1996            1/4                    1/4

March 31, 1997               1/4                    1/4

June 30, 1997                1/4                    1/4


     *     No bid information is available for January 8, 1996.

     These bid prices were obtained from the National Quotation Bureau, LLC ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

     No assurance can be given that any "established public market" will develop in the common stock of the Company, regardless of whether the Company is successful in completing any acquisition, reorganization or merger deemed by management to be beneficial for the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 176.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

      The Company has not engaged in any material operations or had any revenues from operations since its inception or during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and preparing and filing its reports under Section 13 of the 1934 Act or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of June 30, 1997 it had no cash or cash equivalents. Management expects that the Company's cash requirements may necessitate the sale of a small portion of its investment in securities, which was valued at $559,587 at June 30, 1997.

Results of Operations.
----------------------

     Other than maintaining its good corporate standing in the State of Utah and (following its change of domicile in the fiscal year ended June 30, 1995) in the State of Nevada and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent fiscal years. During the fiscal year ended June 30, 1997, the Company examined certain potential acquisition transactions, but management determined that such transactions were not in the best interests of the Company or its stockholders.

     The Company's assets consist primarily of holdings of corporate bonds, which had market values at June 30, 1997, and 1996, of $514,024 and $517,007, respectively. In addition, at June 30, 1997, the Company held corporate stocks valued at $45,563, as compared to $0 at June 30, 1996. Total assets on these dates were $591,991 and $542,181, respectively. See Item 7 of this Report.

     Net income to the Company, after provision for income taxes, decreased to $46,885 from $84,627 in the fiscal years ended June 30, 1997, and 1996, respectively, due primarily to decreased gains from the sales of investments in the fiscal year ended June 30, 1997, as compared to the previous fiscal year. See Item 7 of this Report.


Liquidity and Capital Resources.
--------------------------------

     During the fiscal year ended June 30, 1997, the Company's cash and cash equivalents decreased from $3,256 to $0, due principally to increased purchases of securities during the period. At June 30, 1997, the Company's investments in securities were valued at $559,587, as compared to $517,007 at June 30, 1996. Total stockholders' equity increased to $530,947 at June 30, 1997, from $516,158 at June 30, 1996.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          June 30, 1997 and 1996, and for the
          cumulative period from September 11, 1980
          (date of inception) through June 30, 1997

          Report of Independent Certified Public
          Accountants

          Balance Sheets - June 30, 1997 and 1996

          Statements of income for the years ended
          June 30, 1997 and 1996, and cumulative
          for the period September 11, 1980 (date
          of inception) through June 30, 1997

          Statements of Stockholders' Equity for
          the period from September 11, 1980 (date of inception) through June 30, 1995 and for the years ended June 30, 1996 and 1997

          Statements of Cash Flows for the years ended
          June 30, 1997 and 1996, and cumulative for the period September 11, 1980 (date of inception) through June 30, 1997

          Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          The Company's principal independent accountant has not resigned, declined to stand for re-election or been dismissed during the Company's two most recent fiscal years or any later interim period. For a discussion of the changes in the Company's principal independent accountants in prior fiscal years, see Part II, Item 3 of the Company's Registration Statement on Form 10-SB-A2, filed with the Securities and Exchange Commission on June 21, 1996, which is incorporated herein by this reference. See Item 13 of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders (to be held within 180 days after the end of each fiscal year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.



                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
John Michael Coombs   President       5/95            *
                      Director        5/95            *

Terry S. Pantelakis   Vice President  5/95            *
                      Director        5/95            *

Sandra E. Hansen      Secretary/
                      Treasurer       4/94            *
                      Director        4/94            *

* These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     John Michael Coombs. Director and President. Mr. Coombs is 42 years of age. He was graduated from Gonzaga University with a B.A. degree in English/Philosophy/Drama in 1977, and received a J.D. degree in 1981 from Loyola Law School in Los Angeles. Mr. Coombs was admitted to the Utah State Bar in 1982 and has been engaged in the private practice of law, specializing in business litigation, since that time. Mr. Coombs has been a member of the Screen Actor's Guild for nearly 20 years. He has an honorable discharge from the United States Marine Corps.

     Terry S. Pantelakis. Director and Vice President. Mr. Pantelakis, age 56, has been a principal of AAA Jewelers & Loans, a Salt Lake City, Utah, jewelry store and pawn shop, since 1963. Mr. Pantelakis graduated from the Gemological Institute of America in 1959 and is a certified gemologist.

     Sandra E. Hansen, Director and Secretary/Treasurer. Ms. Hansen is 37 years of age. She graduated from Valencia High School in Placentia, California in 1977. For the past 19 years, Ms. Hansen has served in corporate secretarial positions. She was a public relations secretary for Children's Hospital of Orange County, California from 1983 to 1987, and was an administrative assistant for Therapeutic Associates in Van Nuys, California from 1988 to 1991. She was a homemaker from 1991 to January, 1994. Ms. Hansen has been employed as legal secretary to John Michael Coombs since that time.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage. John Michael Coombs is the son of Jack R. Coombs, who is the Company's principal stockholder and a former director and executive officer, and Margaret V. Coombs, who is a former director and executive officer of the Company.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     The following statements were required to be filed with the Securities and Exchange Commission no later than August 10, 1996: Form 4 Statements of Changes in Beneficial Ownership of John Michael Coombs; and Terry S. Pantelakis. Each of these documents was filed with the Securities and Exchange Commission on September 19, 1996, and each is incorporated herein by this reference. In addition, an Annual Statement of Beneficial Ownership of Securities on Form 5 for Sandra E. Hansen was required to be filed on or before August 15, 1997; Ms. Hansen voluntarily filed a Form 4 disclosing the subject transaction on September 19, 1996.

     These filings disclosed the acquisition by Mr. Coombs and Mr. Pantelakis of options to purchase up to 50,000 shares of the Company's common stock at a price of $0.25 per share, and the acquisition by Ms. Hansen of an option to purchase 5,000 such shares at the same price. The information contained in each of these filings was also disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, which was filed with the Securities and Exchange Commission on September 23, 1996. See Item 13 of this Report.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


                                       Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
John Michael
Coombs,     6/30/95    0     0     0     0      0     0   $ 4,994(1)
President,  6/30/96    0     0     0     0      0     0   $10,407(1)
Director    6/30/97    0    $500(2)0     0      (3)   0   $10,297.23(1)

Terry S.
Pantelakis, 6/30/95    0     0     0     0      0     0       0
Vice Pres., 6/30/96    0     0     0     0      0     0       0
Director    6/30/97    0    $500(2)0     0      (3)   0       0


Sandra E.
Hansen,     6/30/95    0     0     0     0      0     0       0
Sec./Treas.,6/30/96    0     0     0     0      0     0       0
Director    6/30/97    0    $500(2)0     0      (3)   0       0

Jack R.
Coombs,     6/30/95    0     0     0     0      0     0       0
Former Pres-6/30/96    0     0     0     0      0     0       0
ident,      6/30/97    0     0     0     0      0     0       0
Director

Margaret V.
Coombs,     6/30/95    0     0     0     0      0     0       0
Former Vice 6/30/96    0     0     0     0      0     0       0
President,  6/30/97    0     0     0     0      0     0       0
Director


         (1) John Michael Coombs, has acted as the Company's legal counsel since 1992. Each of these figures reflects the amount of legal fees that the Company has paid to Mr. Coombs for the periods indicated.

         (2) During the year ended June 30, 1997, $ 500 was paid to each director and officer of the Company for services rendered during the year. Because the Company has no firm policy with respect to such compensation, it has been characterized as a bonus.

         (3) On July 8, 1996, the Board of Directors of the Company unanimously resolved to grant options to the following directors and executive officers to purchase "unregistered" and "restricted" shares of the Company's common stock at a price of $0.25 per share: John Michael Coombs (50,000 shares); Terry S. Pantelakis (50,000 shares); and Sandra
               E. Hansen (5,000 shares). These options, which are exercisable at any time in the future, were granted in consideration of services rendered by each of these persons during the fiscal year ended June 30, 1996. Each director abstained from voting on the granting of the option to himself or herself. As of the date of this Report, none of these options has been exercised. For a discussion of the valuation of these options, see Note 8 of the accompanying financial statements. See Item 7 of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 1,375,000 shares of common stock being outstanding. This figure takes into account the 1,270,000 presently outstanding shares of common stock and the 105,000 shares subject to existing options held by John Michael Coombs, Terry S. Pantelakis and Sandra
E. Hansen (see Item 10 of this Report):



                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------

Jack R. Coombs           609,975 (1)               44.3%
2581 East 1300 South
Salt Lake City, Utah
84108

John Michael Coombs      118,000 (2)(3)             8.5%
2435 South Scenic Drive
Salt Lake City, Utah
84109                     -------                  ----

                         727,975                   52.8%

      (1) Of this amount, 70,000 shares are held in the name of Margaret V. Coombs, Mr. Coombs' wife, and 15,000 shares are held in the name of the Rebecca Ann Coleman Trust, of which Margaret V. Coombs is the trustee.

      (2) Of this amount, a total of 9,000 shares are held in the name of John Michael Coombs for his three minor children pursuant to the Uniform Gifts to Minors Act.

      (3) Includes an option to acquire 50,000 shares of "unregistered" and "restricted" common stock of the Company at a price of $0.25 per share, which was granted to Mr. Coombs on July 8, 1996. See
              Item 10 of this Report.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                           Number of            Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

John Michael Coombs (1)       118,000(2)            8.5%
2435 South Scenic Drive
Salt Lake City, Utah
84109


Terry S. Pantelakis (1)         50,000              3.6%
350 South State Street
Salt Lake City, Utah
84111

Sandra E. Hansen (1)             5,000              0.4%
124 South 600 East, Suite 100
Salt Lake City, Utah
84102                            -----              ----

All directors and executive
officers as a group            173,000             12.5%
as a group (3 persons)

      (1) On July 8, 1996, the Company's Board of Directors resolved to grant to each director and executive officer an option to purchase stock of the Company for $0.25 per share, in consideration of services rendered to the Company, in the following amounts: John Michael Coombs (50,000 shares); Terry S. Pantelakis (50,000 shares); and Sandra E. Hansen (5,000 shares). As of the date of this Report, no such option has been exercised. See Item 10 of this Report.

       (2) Of this amount, a total of 9,000 shares are held in the name of John Michael Coombs for his three minor children pursuant to the Uniform Gifts to Minors
              Act.

     See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 1 of this Report.

Certain Business Relationships.
-------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 1 of this Report.

Indebtedness of Management.
---------------------------

    There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 1 of this Report.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 1 of this Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB-A2,       Part I
filed June 21, 1996**

Annual Report on Form 10-KSB, filed            Part I
September 23, 1996

          (ii)

Exhibit
Number               Description

------               -----------

 27       Financial Data Schedule


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VIS VIVA CORPORATION



Date:  9/22/97                         By  /s/ John Michael Coombs
      ----------                          ------------------------------------
                                        John Michael Coombs
                                        Director and President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       VIS VIVA CORPORATION



Date: 9/22/97                          By /s/ John Michael Coombs
     ----------                          ------------------------------------
                                         John Michael Coombs
                                         Director and President


Date: 9/22/97                          By /s/ Terry S. Pantelakis
     ----------                          ------------------------------------
                                         Terry S. Pantelakis
                                         Director and Vice President


Date: 9/22/97                          By  /s/ Sandra E. Hansen
     ----------                          ------------------------------------
                                         Sandra E. Hansen
                                         Director and Secretary/Treasurer

                           VIS VIVA CORPORATION
                       (A Development Stage Company)


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                    AND
                           FINANCIAL STATEMENTS


                As of June 30, 1997 and 1996, for the Years
                    Then Ended, and for the Cumulative
            Period from September 11, 1980 (Date of Inception)
                          Through June 30, 1997

HANSEN, BARNETT & MAXWELL [Letterhead]

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
  Vis Viva Corporation

We have audited the accompanying balance sheets of Vis Viva Corporation (a development stage company) as of June 30, 1997 and 1996, and the related statements of income, stockholders equity, and cash flows for the years ended June 30, 1997 and 1996, and cumulative for the period September 11, 1980
(date of inception) through June 30, 1997.   These financial statements are
the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Vis Viva Corporation from inception through June 30, 1994 (not presented herein), were audited by other auditors whose report, dated September 26, 1994, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the cumulative amounts for the period from inception through June 30, 1994, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vis Viva Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996, and cumulative for the period September 11, 1980 (date of inception) through June 30, 1997, in conformity with generally accepted accounting principles.




/s/Hansen, Barnett & Maxwell

Salt Lake City, Utah
August 11, 1997

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                              BALANCE SHEETS

                                                     June 30,
                                                1997        1996
                                                ----        ----
                                  ASSETS
Current Assets
         Cash and cash equivalents             $    -      $   3,256
         Investment in securities                 559,587    517,007
         Accrued interest receivable               16,444     15,418
         Prepaid expenses                          13,000      6,500
         Prepaid income taxes                       2,173        -
         Deferred tax asset                           787        -
                                                      ---       ----

           Total Current Assets                   591,991    542,181
                                                  -------    -------

Total Assets                                   $  591,991  $ 542,181
                                                  -------    -------

                   LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
         Brokerage margin account payable      $   61,044  $     -
         Income tax payable                           -       12,486
         Deferred tax liability                       -       13,537
                                                     ----     ------

           Total Current Liabilities               61,044     26,023
                                                   ------     ------

Stockholders  Equity
         Common Stock - $0.01 par value;
           15,000,000 shares authorized;
           1,270,000 shares issued and
           outstanding                             12,700     12,700
         Additional paid-in capital               148,129    148,129
         Unrealized gain (loss) on investment in
           securities - net of taxes              (10,109)    21,987
         Earnings accumulated during the
           development stage                      380,227    333,342
                                                  -------    -------

           Total Stockholders  Equity             530,947    516,158
                                                  -------    -------

Total Liabilities and Stockholders  Equity     $  591,991  $ 542,181
                                                  -------    -------

The accompanying notes are an integral part of these financial statements.

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                           STATEMENTS OF INCOME
                                                                  Cumulative
                                                                For the Period
                                                                 September 11,
                                       For the Years Ended    1980 (Inception)
                                             June 30,               Through
                                         1997       1996         June 30, 1997
                                         ----       ----         -------------
Income
         Interest income               $ 69,999   $ 74,962         $469,129
         Gain from sale of investments   13,064     72,490          161,727
         Other income                       270        -             10,156
                                            ---       ----           ------

                 Total Income            83,333    147,452          641,012
                                         ------    -------          -------

Operating Expenses
         Abandoned acquisition expenses     -          -             14,000
         Bad debt                           -          -              8,839
         Travel and entertainment         3,856      1,905           15,502
         Legal fees                       4,768     18,860           36,356
         Directors fees                   1,500      1,600           24,775
         Accounting                       4,525      6,550           20,480
         Consulting                         -          150            2,047
         Filing fees and transfer costs     317        210            2,753
         Office expenses                    336        -              3,619
         Rent                             1,185      2,200            3,385
         Amortization                       -          -                875
         Designing costs                    -          -                850
         Miscellaneous                      589        200            7,150
                                            ---        ---            -----

               Total Operating  Expenses 17,076     31,675          140,631
                                         ------     ------          -------

Interest Expense                          9,335      4,804           24,304
                                          -----      -----           ------

         Income Before Income Taxes      56,922    110,973          476,077

Provision for Income Taxes               10,037     26,346           95,850
                                         ------     ------           ------

Net Income                           $   46,885 $   84,627       $  380,227
                                         ------     ------          -------

Earnings Per Common  Share           $     0.04   $   0.07         $   0.29
                                           ----       ----             ----

Weighted Average Shares Outstanding   1,270,000  1,270,000        1,290,609
                                      ---------  ---------        ---------

The accompanying notes are an integral part of these financial statements.

                              VIS VIVA CORPORATION
                         (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            Earnings
                                              Unrealized   Accumulated   Total
                                 Additional Gain (Loss)on   During the   Stock
                    Common Stock  Paid-In    Investment    Development holders
                    Shares Amount Capital   In Securities    Stage      Equity
                    ------ ------ -------   -------------    -----      ------
Balance -
 September 11, 1980
 (Date of Inception)    -    $       $         $             $        $

Shares issued to
 incorporators for
 cash, September 11,
 1980,$0.05 per share 420,000   4,200  16,800      -             -     21,000

Proceeds from public
  offering, May 1981,
  for cash, net of
  offering costs
  of $30,171, $0.17
  per share         1,000,000  10,000 159,829      -             -    169,829

Redemption and
  retirement of stock
  for cash, December
  1988, $0.20 per
  share              (150,000) (1,500)(28,500)     -             -    (30,000)

Net income for the
 period from
 September 11, 1980
 (date of inception)
 through June 30, 1994    -       -       -        -         221,415  221,415
                         ----    ----    ----     ----       -------  -------

Balance -
 June 30, 1994      1,270,000  12,700 148,129      -         221,415  382,244

Change in
 unrealized gain
 (loss) on
 investment in
 securities               -       -       -     24,198           -     24,198

Net income for
 the year ended
 June 30,1995             -       -       -        -          27,300   27,300
                         ----    ----    ----     ----        ------   ------

Balance -
 June 30, 1995      1,270,000  12,700 148,129   24,198       248,715  433,742

Change in
 unrealized gain
 (loss) on
 investment in
 securities               -       -       -     (2,211)          -     (2,211)

Net income for
 the year ended
  June 30, 1996           -       -       -        -          84,627   84,627
                         ----    ----    ----     ----        ------   ------

Balance -
 June 30, 1996      1,270,000  12,700 148,129   21,987       333,342  516,158

Change in
 unrealized gain
 (loss) on
 investment in
 securities               -        -      -    (32,096)          -    (32,096)

Net income for
 the year ended
 June 30, 1997            -        -      -        -          46,885   46,885
                         ----     ----   ----     ----        ------   ------

Balance -
 June 30, 1997      1,270,000 $12,700 $148,129$(10,109)     $380,227 $530,947
                    ---------  ------  ------- --------      -------  -------

   The accompanying notes are an integral part of these financial statements.

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS

                                                               Cumulative
                                                               for the Period
                                                               September 11,
                                      For the Years Ended     1980 (Inception)
                                            June 30,               through
                                      1997           1996       June 30, 1997
                                      ----           ----       -------------
Cash Flows From Operating Activities
  Net income                         $ 46,885     $84,627      $   380,227
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Amortization                        -           -                875
      Gain from sale of investments   (13,064)    (72,490)        (161,727)
      Prepaid expenses                 (8,673)     (6,500)         (15,173)
      Deferred tax provision            2,210       4,060            4,420
      Increase in accrued interest
        receivable                     (1,026)     (5,553)         (16,444)
      Change in accounts payable          -          (650)             -
      Change in income taxes payable  (12,486)     12,087              -
                                      --------     ------             ----

  Net Cash Provided By Operating
    Activities                         13,846      15,581          192,178
                                       ------      ------          -------

Cash Flows From Investing Activities
      Organization costs paid             -           -               (875)
      Purchase of securities         (847,647)   (578,811)      (3,152,289)
      Proceeds from sale of
        securities                    769,501     555,748        2,739,113
                                      -------     -------        ---------

Net Cash Used in Investing Activities (78,146)    (23,063)        (414,051)
                                      --------    --------        ---------

Cash Flows From Financing Activities
      Proceeds from brokerage margin
        account borrowings             61,044         -             61,044
      Net proceeds from issuance of
        common stock                      -           -            190,829
      Acquisition and retirement of
        common stock                      -           -            (30,000)
                                         ----        ----          --------

Net Cash Provided by Financing
  Activities                           61,044         -            221,873
                                       ------        ----          -------

Net Increase (Decrease) In Cash        (3,256)     (7,482)             -

Cash and Cash Equivalents at
  Beginning of Period                   3,256      10,738             -
                                        -----      ------            ----

Cash and Cash Equivalents at
  End of Period                      $    -       $ 3,256        $    -
                                         ----       -----            ----

The accompanying notes are an integral part of these financial statements.

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Vis Viva Corporation (the Company) was incorporated under the laws of the State of Utah on September 11, 1980. Effective June 30, 1995, the Company changed its domicile to the State of Nevada. Vis Viva Corporation is a development stage company. It is primarily engaged in the process of investigating business opportunities which appear to have profitable potential for the Company.

     Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Investment in Securities

     Investments in equity and debt securities are stated at fair value, based on quoted market prices, and are classified as available-for-sale. Unrealized gains and losses are reported in stockholders equity, net of related deferred income taxes. Gains and losses on disposition are based on the net proceeds less the cost basis of the security sold, using the specific identification method.

     Earnings Per Common Share

     Earnings per common share are based on the weighted average number of shares of common stock outstanding.

     Stock-Based Compensation

     Compensation arising from stock options granted to directors and officers is accounted for using the intrinsic-value-based method.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. An estimate which is subject to change in the near future is the unrealized gain (loss) on investment in securities.

NOTE 2--INVESTMENT IN SECURITIES

     Marketable equity and debt securities are classified as available-for-sale and are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders equity. On June 30, 1997 and 1996, available-for-sale securities consisted of the following:

                                        Gross       Gross       Estimated
                                      Unrealized  Unrealized      Fair
                                Cost    Gains       Losses        Value
                                ----    -----       ------        -----
     June 30, 1997
     -------------
     Common Stocks             $ 42,858  $ 3,380     $    675      $ 45,563
     Corporate debt securities  532,045   13,923       31,944       514,024
                                -------   ------       ------       -------
     Total                     $574,903 $ 17,303     $ 32,619      $559,587
                                -------   ------       ------       -------
     June 30, 1996
     -------------
     Corporate debt securities $483,693 $ 37,011     $  3,697      $517,007
                                -------   ------        -----       -------

     The difference between cost and market of $(15,316) and $33,314 (less deferred tax expense (benefit) of $(5,207) and $11,327) was charged to a separate component of stockholders equity called unrealized gain (loss) on investment in securities for the years ended June 30, 1997 and 1996, respectively.

     As of June 30, 1997, corporate debt securities have maturities ranging from November 1998 to September 2004.

     Gross realized gains from available-for-sale securities were $83,690 and $80,790 for the years ended June 30, 1997 and 1996, respectively. Gross realized losses from available-for-sale securities were $70,626 and $8,300 for the years ended June 30, 1997 and 1996, respectively.

NOTE 3 ABANDONED ACQUISITION AND BAD DEBT

     The Company advanced $14,000 to Worldwide FiberComm, Inc. for a possible merger which was terminated October 15, 1993. Upon termination, the advance was charged to operations.

     The Company paid expenses in connection with a possible merger with Draycott Corporation, which was terminated. Management determined that the amount paid was uncollectible as of June 30, 1988. During 1989, Draycott Corporation began making payments on the receivable. Payments totaled $5,724 through 1993 which were offset against bad debt expense. No payments were received subsequent to 1993.

NOTE 4--RETIREMENT OF STOCK

     In December of 1988, the Company redeemed 150,000 shares of its common stock for $30,000 and retired the shares.

NOTE 5--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the years ended June 30, 1997 and 1996 and the period from inception through June 30, 1997, for interest and income taxes were as follows:

                                                               Cumulative
                                                               for the Period
                                                               September 11,
                                        For the Years Ended   1980 (Inception)
                                             June 30,              through
                                        1997           1996     June 30, 1997
                                        ----           ----     -------------
        Interest paid                $   9,335     $  4,804      $   24,304
        Income taxes paid               22,814       10,199          96,141

NOTE 6--RELATED PARTY TRANSACTIONS

     An individual who acted as the Company's legal counsel since 1992, became
     an officer and director of the Company in May 1995.   Fees paid in legal
     expenses for the years ended June 30, 1997 and 1996 were $10,297 and $10,407, respectively and $33,432 for the period September 11, 1980 (date of inception) through June 30, 1997.

     During the year ended June 30, 1997, $1,500 was paid for directors' fees to the directors and officers of the Company.

NOTE 7--INCOME TAXES

     Deferred income taxes are recognized for differences between the bases of assets for financial statement and income tax purposes.

     The components of the net deferred tax asset (liability) were as follows:

                                                          June 30,
                                                      1997          1996
                                                      ----          ----
        Deferred Tax Liabilities
          Unrealized gain on investments in
            securities                             $     -        $(11,327)
          Prepaid expenses deducted for tax
            reporting purposes                        (4,420)       (2,210)

        Deferred Tax Assets
          Unrealized loss on investments in
            securities                                50,207           -
                                                      ------          ----

        Net Deferred Tax Asset (Liability)         $     787      $(13,537)
                                                         ---       --------

     The components of income tax expense were as follows:

                                                         Cumulative
                                                         for the Period
                                                         September 11,
                                   For the Years Ended   1980 (Inception)
                                         June 30,            through
                                   1997           1996    June 30, 1997
                                   ----           ----    -------------
            Current  - Federal    $  7,827      $22,286    $ 76,101
                     - State           -            -        15,329
                                      ----         ----      ------
                                     7,827       22,286      91,430
                                     -----       ------      ------

           Deferred  - Federal       2,210        3,823       4,420
                     - State           -            237         -
                                      ----          ---        ----
                                     2,210        4,060       4,420
                                     -----        -----       -----

        Provision for Income Taxes $10,037      $26,346     $95,850
                                    ------       ------      ------

     As a result of the Company changing its domicile from the State of Utah to the State of Nevada effective June 30,1995, the Company was not subject to state income tax during the years ended June 30, 1997 and 1996.

     The following is a reconciliation of income tax expense to the amount computed using the federal statutory rate:

                                                               Cumulative
                                                               For the Period
                                                            September 11, 1980
                                                               (Inception)
                                       For the Years Ended       Through
                                             June 30,            June 30,
                                       1997           1996         1997
                                       ----           ----         ----
         Tax at federal statutory
              rate (34%)             $  19,353     $ 37,731     $ 161,866
         State income taxes, net of
              federal benefit              -            156        13,335
         Non-deductible expenses           366          -             366
         Effect of lower taxes          (9,682)     (11,541)      (79,717)
                                        -------     --------      --------

         Provision for Income Taxes  $  10,037     $ 26,346     $  95,850
                                        ------       ------        ------

NOTE 8--STOCK OPTIONS

     In July 1996, the Company granted options to directors and officers of the Company to purchase a total of 105,000 shares of common stock. The exercise price is $0.25 per share. The market price at the date of grant was also $0.25 per share. The options are exercisable at any time and will not expire.

     A summary of the Company s stock options as of June 30, 1997 and 1996, and changes during the year ended June 30, 1997 is as follows:

                                                         Weighted-Average
                                                 Shares  Exercise Price
                                                 ------  --------------

          Outstanding - June 30, 1996               -         $   -
          Granted                               105,000       $ 0.25
                                                -------         ----
          Outstanding - June 30, 1997           105,000       $ 0.25
                                                -------        -----
          Exercisable - June 30, 1997           105,000       $ 0.25
                                                -------         ----

     The Company computes compensation expense arising from stock options using the intrinsic-value-based method prescribed by APB No. 25. Accordingly, no compensation cost has been recognized in the financial statements for options granted. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, pro forma net income and earnings per share would not have been materially different from actual amounts.

     The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following assumptions for June 30, 1997: expected volatility of 0.00%; risk-free interest rate of 6.34 %; and expected life of 3 years. The fair value of the options granted was $0.04 during the year ended June 30, 1997.

     Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's director and officer stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and the resulting values are reasonable.

NOTE 9 - SUBSEQUENT EVENT

     In December 1996, the Company was a party to a complaint filed against two brokerage firms and a bank, alleging fraud and insider trading with regard to certain investments in debt securities held by the Company. In exchange for legal representation in this matter by the Company's President, all benefits and rights to damages under the action for the Company were assigned to the President. Upon settlement of the action in September 1997, it was determined that the Company was not damaged due to the appreciation in the securities held by the Company. No benefit from the settlement or related legal fees are reflected in the accompanying financial statements (Unaudited).