Form 10QSB
period 1997-09-30
VIS VIVA CORP
filed 1997-11-03
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                             October 30, 1997

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

                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                                       (Unaudited) (Unaudited)
                                        9-30-97     9-30-96  6-30-97
                                     ---------- ----------- --------
                            ASSETS
Current assets
 Cash and cash equivalents                5914

 Accrued interest receivable             41230       23816     16444
 Investments in securities - at market  587275      599950    559587
 Prepaid expenses                                              15173
                                      --------- ----------  --------
    Total Current Assets                634419      623766    591204
                                      --------- ----------  --------
Deferred tax asset                                               787
                                      --------- ----------  --------
    Total Assets                        634419      623766    591991
                                      --------- ----------  --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                     206
 Brokerage margin account payable        93728     137699      61044
 Income tax payable                        776       4665
                                     --------- ----------   --------
Total Current Liabilities                94504     142570      61044
                                     --------- ----------   --------

Stockholders' Equity
 Common Stock - $0.01 par value;
 15,000,000 shares authorized;
 1,270,000 shares issued and outstanding 12700      12700      12700
 Additional paid-in capital              48129     148129     148129
 Unrealized gain on investment in
 securities - net of taxes              -37037     -41801     -10109
 Earnings accumulated during the
 development stage                      416123     362168     380227
                                     --------- ----------   --------
    Total Stockholders' Equity          539915     481196     530947
                                     --------- ----------   --------

Total Liabilities & Equity              634419     623766     591991
                                       -------  ---------   --------

The accompanying notes are an integral part of these financial statements




                            VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME
                             Three Months Ended    Nine Months Ended
                             09-30-97   09-30-96   09-30-97 09-30-96
                             -------------------   -----------------
Revenues
 Interest income                36077      17923       92337   70856
 Gains from sale of investments  4866      18425       21372   88774
 Dividend income                   27         24         767      24
 Miscellaneous income
                             -------------------   -----------------
    Total Revenues              40970      36372      114476  159654
                             -------------------   -----------------

Expenses
 Accounting & auditing                                 2350     7775
 Annual service fees
 Automobile expenses                                    233      177
 Directors fees                                        1500     1600
 Entertainment                                73        915      768
 Legalfees                                   200      12314    18019
 Legal costs                                                    3342
 Interest expense                 1681      2362       4271     6407
 Office expenses                                        568
 Rent                              593                 1778     2200
 Subscriptions                     187                  187
 Taxes and Licenses                                      85      132
 Travel Expenses                            2635                3813
                             -------------------   -----------------
 Total Expenses                   2461      5270      24201    44233
                             -------------------   -----------------
Net Ordinary Income              38509     31102      90275   115421
                             -------------------   -----------------

Federal income taxes - estimated  5776      4665      11319    28264
                              ------------------   -----------------
Net Income                       32733     26437      78956    87157
                              ------------------   -----------------






The accompanying notes are an integral part of these financial statements






                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                          For the Three Months Ended
                                             9-30-97       9-30-96

                                           ---------     ----------
Cash Flow from Operating Activities
   Net Income (Loss)                          32733           26437
   Gains from sale of investments             -4866          -18425
   Increase in accrued interest              -24786          -12072
   Decrease in tax benefit                      295
   Increase in accounts payable                -776           -6140
   Decrease in prepaid expenses               15173
                                          ---------     -----------
   Net cash provided by operating activities  17773          -10200
                                          ---------     -----------

Cash Flows From Investing Activities
   Purchase of securities                   -144415         -222249
   Proceeds from sale of securities           99872           91494
                                          ---------      ---------
   Net Cash Used in Investing Activities     -44543         -130755

 Cash Flows From Financing Activities
   Increase in proceeds from brokarge
   margin account borowings                   32684          137699
                                           --------        --------
   Net cash provided by financing activities  32684          137699
                                           --------      ---------

Net Increase (decrease) in Cash                5914           -3256


Cash and Cash Equivalents at Beginning            0            3256

                                           ---------      ---------
Cash and Cash Equivalents at end of Period     5914               0

                                           ---------      ---------






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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended September 30, 1997. During this period, the Company received revenues totaling $40,970 from its investments in the securities of other companies. During the same period, total expenses were $2,461 and net income, after payment of $5,776 in estimated federal income taxes, totaled $32,733.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. Management expects that the Company's cash and cash equivalents of $5,914 at September 30, 1997, will not be sufficient to meet its cash requirements during this period, and that such requirements may necessitate the sale of a small portion of its investment in securities. At September 30, 1997, the total market value of this investment was $587,275.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1997, the Company had no business operations. During this period, the Company received total revenues of $40,970 from its investments in the securities of other companies and had net income after taxes of $32,733.

Liquidity.
----------

          At September 30, 1997, the Company had total current assets of $634,419, with total current liabilities of $94,504. Total stockholder's equity was $539,915.

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



Date: 10/31/97                        By /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 10/31/97                        By /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 10/31/97                        By /s/ Sandra E. Hansen
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer