Form 10QSB
period 1997-12-31
VIS VIVA CORP
filed 1998-02-10
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

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

                             February 6, 1998

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

                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                                    (Unaudited) (Unaudited)
                                       12-31-97   12-31-96  6-30-97
                                    ---------- ----------- --------
                            ASSETS
Current assets
 Cash and cash equivalents                    0         0         0
 Accrued interest receivable              20140     20894     16444
 Investments in securities - at market   678882    622150    559587
 Prepaid Expenses                             0         0     15173
                                        -------- --------  --------
    Total Current Assets                 699022    643044    591204
                                        -------- --------  --------
Prepaid Income Taxes                          0      5000       787
                                       --------- --------  --------
    Total Assets                         699022    648044    591991
                                       --------  --------  --------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                             0         0         0
 Payable to broker                       205647    183967     61044
 Income tax payable                        3303         0         0
                                        -------   -------   -------
Total Current Liabilities                208950    183967     61044
                                        -------   -------  --------
Stockholders' Equity
 Common Stock - $0.01 par value;
 15,000,000 shares authorized;
 1,270,000 shares issued & outstanding   12700      12700     12700
 Additional paid-in capital             148129     148129    148129
 Unrealized gain on investment in
 securities - net of taxes              -69250      -8155    -10109
 Earnings accumulated during the
 development stage                      398493     311403    380227
                                     ---------   --------   -------
    Total Stockholders' Equity          490072     464077    530947
                                     ---------   --------   -------

Liabilities and Stockholders' Equity    699022     648044    591991
                                      --------   --------  --------


The accompanying notes are an integral part of these financial statements

                            VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME
                            Six  Months Ended   Twelve Months Ended
                           12-31-97   12-31-96   12-31-97 12-31-96
                            -------------------   -----------------
Revenues
 Interest income               43249      58357     54014    100293
 Gains from sale - investments 17438      -3443     33945     62117
 Dividend income                 102        134       842       388
                            -------------------   -----------------
    Total Revenues             60789      55048     88801    162798
                            -------------------   -----------------

Expenses
 Accounting & auditing          2400       1128      4750      8500
 Automobile expenses                                  233       177
 Entertainment                               73       915       755
 Directors fees                                      1500      1500
 Legal fees                      488                12802     15173
 Legal costs                                                   7811
 Interest expense               4060       6270      6650     10253
 Rent                            593                 1778      2200
 Taxes and licenses                                             210
 Travel expenses                           2635                3756
 Miscellaneous                  -238        476       386       476
                            -------------------   -----------------
 Total Expenses                 7303      10582     29014     50811
                            -------------------   -----------------
Net Ordinary Income            53486      44466     59787    111987
                            -------------------   -----------------

Federal taxes - estimated       8023       6670      8968     26924
                              -----------------   -----------------
Net Income                     45463      37796     50819     85063
                            -------------------   -----------------


The accompanying notes are an integral part of these financial statements

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS


                                           For the Six Months Ended
                                             12-31-97      12-31-96

                                           ---------     ----------
Cash Flow from Operating Activities
 Net Income (Loss)                            45463           37796
 Gains from sale of investments              -17438            3443
 Increase in accrued interest                 -3696           -9894
 Increase in prepaid expenses                                 -5000
 Increase in accrued taxes                    -3303
 Decrease in prepaid taxes                      787
 Decrease in prepaid expenses                 15173
                                          ---------     -----------
 Net Cash Provided by Operating Activities    36986           26345
                                          ---------     -----------

Cash Flows From Investing Activities
 Purchase of securities                     -332429         -279943
 Proceeds from sale of securities            150840          129316
                                           ---------      ---------
 Net Cash Used in Investing Activities      -181589         -150627

Cash Flows From Financing Activities
 Proceeds from brokerage margin account      144603          124282

                                           ---------      ---------

Net Increase (decrease) in Cash                   0              0


Cash and Cash Equivalents at Beginning            0              0

                                           ---------      ---------
Cash and Cash Equivalents at end of Period        0              0

                                           ---------      ---------

The accompanying notes are an integral part of these financial statements

                           VIS VIVA CORPORATION
                      Notes to Financial Statements

Note # 1 - Statement Preparation

   The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management necessary for a fair presentation of financial position and results of operation.

   The financial statements should be read in conjuction with the financial statements and notes thereto included in the Company's 1997 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended December 31, 1997. For the six months ended December 31, 1997, the Company received revenues totaling $60,789 from its investments in the securities of other companies. During the same period, total expenses were $7,303 and net income, after payment of $8,023 in estimated federal income taxes, totaled $45,463.

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. Since the Company has no cash or cash equivalents to meet its cash requirements during this period it may be necessary that the Company sell a small portion of its investment in securities to meet such requirements. At December 31, 1997, the total market value of this investment was $678,882.

Results of Operations.
----------------------

          During the quarterly period ended December 31, 1997, the Company had no business operations. For the six months ended December 31, 1997 the Company received total revenues of $60,789 from its investments in the securities of other companies and had net income after taxes of $45,463.

Liquidity.
----------

          At December 31, 1997, the Company had total current assets of $699,022, with total current liabilities of $208,950. Total stockholder's equity was $490,072.

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



Date: 2/6/98                          By /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 2/6/98                          By /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 2/6/98                          By /s/ Sandra E. Hansen
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer