Form 10QSB
period 1998-03-31
VIS VIVA CORP
filed 1998-04-29
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                             March 31, 1998

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

                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                                    (Unaudited) (Unaudited)
                                      03-31-98   03-31-97   6-30-97
                                    ---------- ----------- --------
                            ASSETS
Current assets
 Cash and cash equivalents                   0     105303         0
 Accrued interest receivable             11891      18000     16444
 Investments in securities - at market  684013     362371    559587
 Prepaid Income Tax                       5994        834       787
 Prepaid Expenses                            0          0     15173
                                     ---------  ---------  --------
   Total Current Assets                 701898     486508    591991
                                     --------- ----------  --------
    Total Assets                        701898     486508    591991
                                     --------- ----------  --------

                   LIABILITIES AND STOCKHOLDERS'EQUITY

Current Liabilities
 Accounts payable                                                 0
 Payable to broker                     176418                 61044
 Income tax payable                                               0
                                    --------- ----------   --------
Total Current Liabilities              176418                 61044
                                    --------- ----------   --------

Stockholders' Equity
 Common Stock - $0.01 par value;
 15,000,000 shares authorized;
 1,270,000 shares issued & outstanding  12700      12700      12700
 Additional paid-in capital            148129     148129     148129
 Unrealized gain on investment in
 securities - net of taxes              -4887     -32307     -10109
 Earnings accumulated during the
 development stage                     369538     357986     380227
                                    --------- ----------   --------
    Total Stockholders' Equity         525480     486508     530947
                                    --------- ----------   --------

Liabilities and Stockholders' Equity   701898     486508     591991
                                    ---------  ---------   --------

The accompanying notes are an integral part of these financial statements

                            VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME
                          Nine  Months Ended    Three Months Ended
                          --------------------  ------------------
                          03-31-98   03-31-97    03-31-98 03-31-97
                          --------- ----------  --------- --------
Revenues
 Interest income             59333      67731       36224    22920
 Gains from investments     -40741     -10010      -58179    -6567
 Dividend income               237        225         135       91
                           -------- ---------   --------- --------
    Total Revenues           18829      57946      -21820     16444
                          --------- ---------   --------- --------

Expenses
 Accounting & auditing        2800       1375         400     450
 Automobile expenses
 Entertainment                             73
 Director's fees
 Legal fees                    759        463         271     260
 Legal costs
 Interest expense             6481       8041        2421    1771
 Rent                         1205                    613
 Taxes and licenses            160        107                 107
 Travel expenses                         2635
 Miscellaneous                 187        812                 812
                          --------- ---------   ---------- ------
 Total Expenses              11592      13506        3705    3400
                          --------- ---------   ---------- ------
Net Ordinary Income           7237      44440      -25525   13044
                          --------- ---------   ---------- ------

Federal taxes - estimated     1086       6666           0    1957
                          --------- ---------   ---------- ------
Net Income                    6151      37774      -25525   11087
                          --------- ---------   ---------- ------

The accompanying notes are an integral part of these financial statements

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                         For the Nine Months Ended
                                         -------------------------
                                           03-31-98       03-31-97
                                          ---------     ----------
Cash Flow from Operating Activities
 Net Income (Loss)                           6151            37774
 Losses from sale of investments            40741            10010
 Change in accrued interest                  6109           (16800)
 Change in accounts payable                     0            (9100)
 Increase in prepaid expenses               (5160)           (1016)
                                          --------     -----------
 Net cash provided by operating activities  47841            20868
                                         ---------     -----------

Cash Flows From Investing Activities
 Purchase of securities                   (816491)         (488008)

 Proceeds from sale of securities          504596           567557
                                         ---------       ---------
 Net Cash Used in Investing Activities    (329562)          (79549)

Cash Flows From Financing Activities            0                0
 Proceeds from brokerage margin account    176418           163984
                                         ---------       ---------
Net Increase (decrease) in Cash            105303           105303

Cash & Cash Equivalents at Beginning       105303                0

                                        ---------        ---------
Cash & Cash Equivalents at end of Period        0           105303

                                        ---------        ---------

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

  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 10KSB report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended March 31, 1998. During this period, the Company received revenues totaling $(21,820) from its investments in the securities of other companies. During the same period, total expenses were $3,705 and net income totaled $(25,525).

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. Because it currently has no cash or cash equivalents, management expects that the Company will be required to sell a small portion of its holdings in the securities of other companies in order to meet its cash requirements during this period.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $(21,820) from its investments in the securities of other companies and had net income of $(25,525).


Liquidity.
----------

          At March 31, 1998, the Company had total current assets of $701,898, with total current liabilities of $176,418. Total stockholder's equity was $525,480. In order to meet its expenses during the next 12 months, management expects that the Company will be required to sell a small portion of its holdings of the securities of other companies.

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



Date: 4/29/98                         By /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 4/29/98                         By /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 4/29/98                         By /s/ Sandra E. Hansen
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer