Form 10KSB
period 1998-06-30
VIS VIVA CORP
filed 1998-09-09
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1998
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



                               N/A
                               ---
       (Former Name or Former Address, if changed since last Report)

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

     Check if disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   June 30, 1998 -
$65,523.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 30, 1998 - $148,006.25. There are approximately 592,025 shares of common voting stock of the Company held by non-affiliates. The Company has valued these shares based on the average bid price of $.25 per share during the quarterly period ended June 30, 1998.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                              Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                September 1, 1998

                              1,270,000
                                  ___________


                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     The Company has not engaged in any material business development activities in the fiscal year ended June 30, 1998. For a discussion of the business development of the Company from inception to the end of the fiscal year ended June 30, 1997, see its Registration Statement on Form 10-SB-A2, filed with the Securities and Exchange Commission on June 21, 1996, and its Annual Reports on Form 10-KSB for the fiscal years ended June 30, 1996, and June 30, 1997. These Annual Reports were filed with the Securities and Exchange Commission on September 23, 1996, and September 30, 1997, respectively. Each of these documents is incorporated herein by this reference. See Item 13 of this Report.

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

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future, will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

          Other than cash and its holdings of corporate stocks and bonds, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, John Michael Coombs, and have been provided at $1,819 and $1,185 for the years ended June 30, 1998, and June 30, 1997, respectively. Because the Company has no business, its activities will be limited to keeping itself in good standing in the State of Nevada and to preparing and filing the appropriate reports with the Securities and Exchange Commission and investigating potential merger or other acquisition candidates. These activities have consumed an insubstantial amount of management's time.

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

     The high and low closing bid prices for shares of common stock of the Company for each quarter within the last two fiscal years are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
September 30, 1996           1/4                    1/4

December 31, 1996            1/4                    1/4

March 31, 1997               1/4                    1/4

June 30, 1997                1/4                    1/4

September 30, 1997       1/4                    1/4

December 31, 1997            1/4                    1/4

March 31, 1998               1/4                    1/4

June 30, 1998                1/4                    1/4

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

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 169.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and preparing and filing its reports under Section 13 of the 1934 Act or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of June 30, 1998 it had cash or cash equivalents or $90,738.

Results of Operations.
----------------------

     Other than maintaining its good corporate standing in the State of Utah and (following its change of domicile in the fiscal year ended June 30, 1995) in the State of Nevada and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent fiscal years. During the fiscal year ended June 30, 1998, the Company examined certain potential acquisition transactions, but management determined that such transactions were not in the best interests of the Company or its stockholders.

     The Company's assets consist primarily of holdings of corporate bonds, which had market values at June 30, 1998, and 1997, of $334,661 and $514,024, respectively. In addition, at June 30, 1998, the Company held corporate stocks valued at $20,748, as compared to $45,563 at June 30, 1997. Total assets on these dates were $506,881 and $591,991, respectively. See Item 7 of this Report.

     Net income to the Company, after provision for income taxes, decreased to $25,303 from $46,885 in the fiscal years ended June 30, 1998, and 1997, respectively, due primarily to decreased gains from the sales of investments in the fiscal year ended June 30, 1998, as compared to the previous fiscal year. See Item 7 of this Report.


Liquidity and Capital Resources.
--------------------------------

     During the fiscal year ended June 30, 1998, the Company's cash and cash equivalents increased from $0 to $90,738, due principally to increased sales of securities during the period. At June 30, 1998, the Company's investments in securities were valued at $355,409, as compared to $559,587 at June 30, 1997. Total stockholders' equity decreased to $506,881 at June 30, 1998, from $530,947 at June 30, 1997.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          June 30, 1998 and 1997, and for the
          cumulative period from September 11, 1980
          (date of inception) through June 30, 1998

          Report of Independent Certified Public
          Accountants

          Balance Sheets - June 30, 1998 and 1997

          Statements of income for the years ended
          June 30, 1998 and 1997, and cumulative
          for the period September 11, 1980 (date
          of inception) through June 30, 1998

          Statements of Stockholders' Equity for
          the period from September 11, 1980 (date of inception) through June 30, 1996 and for the years ended June 30, 1997 and 1998

          Statements of Cash Flows for the years ended
          June 30, 1998 and 1997, and cumulative for the period September 11, 1980 (date of inception) through June 30, 1998

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

Business Experience.
--------------------

     John Michael Coombs. Director and President. Mr. Coombs is 43 years of age. He was graduated from Gonzaga University with a B.A. degree in English/Philosophy/Drama in 1977, and received a J.D. degree in 1981 from Loyola Law School in Los Angeles. Mr. Coombs was admitted to the Utah State Bar in 1982 and has been engaged in the private practice of law, specializing in business litigation, since that time. Mr. Coombs has been a member of the Screen Actor's Guild for nearly 20 years. He has an honorable discharge from the United States Marine Corps.

     Terry S. Pantelakis. Director and Vice President. Mr. Pantelakis, age 57, has been a principal of AAA Jewelers & Loans, a Salt Lake City, Utah, jewelry store and pawn shop, since 1963. Mr. Pantelakis graduated from the Gemological Institute of America in 1959 and is a certified gemologist.

     Sandra E. Hansen, Director and Secretary/Treasurer. Ms. Hansen is 38 years of age. She graduated from Valencia High School in Placentia, California in 1977. For the past 19 years, Ms. Hansen has served in corporate secretarial positions. She was a public relations secretary for Children's Hospital of Orange County, California from 1983 to 1987, and was an administrative assistant for Therapeutic Associates in Van Nuys, California from 1988 to 1991. She was a homemaker from 1991 to January, 1994. Ms. Hansen has been employed as legal secretary to John Michael Coombs since that time.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To the knowledge of management there were no statements that were required to be filed with the Securities and Exchange Commission during the year ended June 30, 1998.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


                                       Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
John Michael
Coombs,     6/30/96    0     0     0     0      (3)   0   $10,407(1)
President,  6/30/97    0    $500(2)0     0      0     0   $10,297.23(1)
Director    6/30/98    0    $500(2)0     0      0     0   $ 4,500(1)

Terry S.
Pantelakis, 6/30/96    0     0     0     0      (3)   0       0
Vice Pres., 6/30/97    0    $500(2)0     0      0     0       0
Director    6/30/98    0    $500(2)0     0      0     0       0


Sandra E.
Hansen,     6/30/96    0     0     0     0      (3)   0       0
Sec./Treas.,6/30/97    0    $500(2)0     0      0     0       0
Director    6/30/98    0    $500(2)0     0      0     0       0

Jack R.
Coombs,     6/30/96    0     0     0     0      0     0       0
Former Pres-6/30/97    0     0     0     0      0     0       0
ident,      6/30/98    0     0     0     0      0     0       0
Director

Margaret V.
Coombs,     6/30/96    0     0     0     0      0     0       0
Former Vice 6/30/97    0     0     0     0      0     0       0
President,  6/30/98    0     0     0     0      0     0       0
Director


         (1) John Michael Coombs, has acted as the Company's legal counsel since 1992. Each of these figures reflects the amount of legal fees that the Company has paid to Mr. Coombs for the periods indicated.

         (2) During the years ended June 30, 1998 and 1997, $500 was paid to each director and officer of the Company for services rendered during the year. Because the Company has no firm policy with respect to such compensation, it has been characterized as a bonus.

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

Annual Report on Form 10-KSB, filed            Part I
September 30, 1997

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


                                       VIS VIVA CORPORATION



Date: 9/8/98                            By/s/John Michael Coombs
      ------                            ------------------------------------
                                        John Michael Coombs
                                        Director and President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       VIS VIVA CORPORATION



Date: 9/8/98                             By/s/John Michael Coombs
     -------                             ------------------------------------
                                         John Michael Coombs
                                         Director and President


Date: 9/9/98                             By/s/Terry S. Pantelakis
     -------                             ------------------------------------
                                         Terry S. Pantelakis
                                         Director and Vice President


Date: 9/8/98                             By/s/Sandra E. Hansen
     -------                             ------------------------------------
                                         Sandra E. Hansen
                                         Director and Secretary/Treasurer

                           VIS VIVA CORPORATION
                       (A Development Stage Company)

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                    AND
                           FINANCIAL STATEMENTS

                As of June 30, 1998 and 1997, for the Years
                    Then Ended, and for the Cumulative
            Period from September 11, 1980 (Date of Inception)
                          Through June 30, 1998

HANSEN, BARNETT & MAXWELL [Letterhead]

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
  Vis Viva Corporation

We have audited the accompanying balance sheets of Vis Viva Corporation (a development stage company) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998 and 1997, and cumulative for the period September 11,
1980 (date of inception) through June 30, 1998.   These financial statements
are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Vis Viva Corporation from inception through June 30, 1994 (not presented herein), were audited by other auditors whose report, dated September 26, 1994, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the cumulative amounts for the period from inception through June 30, 1994, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vis Viva Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997, and cumulative for the period September 11, 1980 (date of inception) through June 30, 1998, in conformity with generally accepted accounting principles.

                             HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
August 25, 1998

                       VIS VIVA CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEETS
                                                             June 30,
                                                         1998        1997
                              ASSETS
Current Assets
         Cash and cash equivalents             $         90,738     $    -
         Investment in securities, net of
          valuation allowance                           355,409      559,587
         Accrued interest receivable                     23,029       16,444
         Prepaid expenses                                   -         13,000
         Prepaid income taxes                             5,577        2,173
         Deferred tax asset                              32,128          787

            Total Current Assets                        506,881      591,991

Total Assets                                         $  506,881 $    591,991

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Brokerage margin account payable            $      -    $    61,044

            Total Current Liabilities                       -         61,044

Stockholders' Equity
         Common Stock - $0.01 par value; 15,000,000
           shares authorized; 1,270,000 shares issued
           and outstanding                               12,700       12,700
         Additional paid-in capital                     148,129      148,129
         Unrealized loss on investment in securities -
           net of taxes                                 (59,478)     (10,109)
         Earnings accumulated during the development
           stage                                        405,530      380,227

            Total Stockholders' Equity                  506,881      530,947

Total Liabilities and Stockholders' Equity     $        506,881     $591,991

The accompanying notes are an integral part of these financial statements.

                       VIS VIVA CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                                                               Cumulative
                                                             For the Period
                                                              September 11,
                                       For the Years Ended  1980 (Inception)
                                              June 30,           Through
                                        1998         1997     June 30, 1998
Income
         Interest income               $  64,426 $ 69,999   $     533,555
         Gain from sale of investments       897   13,064         162,624
         Other income                        200      270          10,356

                Total Income              65,523   83,333         706,535

Operating Expenses
         Abandoned acquisition expenses      -        -            14,000
         Bad debt                            -        -             8,839
         Travel and entertainment          1,678    3,856          17,180
         Legal fees                       17,019    4,768          53,375
         Directors fees                    1,500    1,500          26,275
         Accounting                        4,700    4,525          25,180
         Consulting                          535      -             2,582
         Filing fees and transfer costs       85      317           2,838
         Office expenses                     424      336           4,043
         Rent                              1,819    1,185           5,204
         Amortization                        -        -               875
         Designing costs                     -        -               850
         Miscellaneous                       472      589           7,622

              Total Operating  Expenses   28,232   17,076         168,863

Interest Expense                          10,372    9,335          34,676

         Income Before Income Taxes       26,919   56,922         502,996

Provision for Income Taxes                 1,616   10,037          97,466

Net Income                              $ 25,303 $ 46,885     $   405,430

Basic and Diluted Earnings Per Share    $   0.02 $   0.04     $      0.32

Weighted Average Shares Outstanding    1,270,000 1,270,000      1,289,468

Net Income                              $ 25,303 $ 46,885     $   405,430

Other Comprehensive Income (Loss)
      Unrealized losses on investment
         in securities, net of tax       (49,369) (32,096)        (59,478)

Comprehensive Income (Loss)            $ (24,066)$ 14,789     $   345,925

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
Balance -
 September 11, 1980
 (Date of Inception)    -    $       $         $             $        $

Shares issued to
 incorporators for
 cash, September 11,
 1980,$0.05 per share 420,000   4,200  16,800      -             -     21,000

Proceeds from public
  offering, May 1981,
  for cash, net of
  offering costs
  of $30,171, $0.17
  per share         1,000,000  10,000 159,829      -             -    169,829

Redemption and
  retirement of stock
  for cash, December
  1988, $0.20 per
  share              (150,000) (1,500)(28,500)     -             -    (30,000)

Net income for the
 period from
 September 11, 1980
 (date of inception)
 through June 30, 1994    -       -       -        -         221,415  221,415
                         ----    ----    ----     ----       -------  -------

Balance -
 June 30, 1994      1,270,000  12,700 148,129      -         221,415  382,244

Change in
 unrealized gain
 (loss) on
 investment in
 securities               -       -       -     24,198           -     24,198

Net income for
 the year ended
 June 30,1995             -       -       -        -          27,300   27,300
                         ----    ----    ----     ----        ------   ------

Balance -
 June 30, 1995      1,270,000  12,700 148,129   24,198       248,715  433,742

Change in
 unrealized gain
 (loss) on
 investment in
 securities               -       -       -     (2,211)          -     (2,211)

Net income for
 the year ended
  June 30, 1996           -       -       -        -          84,627   84,627
                         ----    ----    ----     ----        ------   ------

Balance -
 June 30, 1996      1,270,000  12,700 148,129   21,987       333,342  516,158

Change in
 unrealized gain
 (loss) on
 investment in
 securities               -        -      -    (32,096)          -    (32,096)

Net income for
 the year ended
 June 30, 1997            -        -      -        -          46,885   46,885
                         ----     ----   ----     ----        ------   ------

Balance -
 June 30, 1997      1,270,000 $12,700 $148,129$(10,109)     $380,227 $530,947

Change in
 unrealized loss
 on investment in
 securities               -        -      -    (49,369)          -    (49,369)

Net income for
the year ended
 June 30, 1998            -        -      -        -          25,303   25,303

Balance -
 June 30, 1998      1,270,000 $12,700 $148,129$(59,478)   $  405,530$ 506,881

                    ---------  ------  ------- --------      -------  -------

   The accompanying notes are an integral part of these financial statements.

                       VIS VIVA CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
                                                               Cumulative
                                                             For the Period
                                                              September 11,
                                       For the Years Ended  1980 (Inception)
                                              June 30,           Through
                                        1998         1997     June 30, 1998
Cash Flows From Operating Activities
         Net income                  $   25,303  $  46,885   $    405,530
         Adjustments to reconcile
           net income to net cash
           provided by operating
           activities:
             Amortization                   -          -              875
             Gain from sale of
             investments                   (895)   (13,064)      (162,622)
             Prepaid expenses             9,596     (8,673)        (5,577)
             Deferred tax provision      (4,420)     2,210            -
             Increase in accrued
             interest receivable         (6,585)    (1,026)       (23,029)
             Change in income taxes
             payable                        -      (12,486)           -

                   Net Cash Provided By
                   Operating Activities  22,999     13,846        215,177

Cash Flows From Investing Activities
         Organization costs paid            -          -             (875)
         Purchase of securities        (510,150)  (847,647)    (3,662,439)
         Proceeds from sale of
         securities                     638,933    769,501      3,378,046

                   Net Cash Used in
                   Investing Activities 128,783    (78,146)      (285,268)

Cash Flows From Financing Activities
         Proceeds from brokerage
         margin account borrowings      (61,044)    61,044            -
         Net proceeds from issuance
         of common stock                    -          -          190,829
         Acquisition and retirement
         of common stock                    -          -          (30,000)

                  Net Cash Provided by
                  Financing Activities  (61,044)    61,044        160,829

Net Increase (Decrease) In Cash          90,738     (3,256)        90,738

Cash and Cash Equivalents at
Beginning of Period                         -        3,256            -

Cash and Cash Equivalents at
End of Period                         $  90,738  $     -       $   90,738

Supplemental Cash Flow Information - Note 5.

The accompanying notes are an integral part of these financial statements.
                       VIS VIVA CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization. Vis Viva Corporation (the Company) was incorporated under the laws of the State of Utah on September 11, 1980. Effective June 30, 1995, the Company changed its domicile to the State of Nevada. Vis Viva Corporation is a development stage company. It is primarily engaged in the process of investigating business opportunities which appear to have profitable potential for the Company.

     Cash Equivalents.   The Company considers all highly liquid debt
instruments purchased with an original maturity of three months or less to be cash equivalents.

     Investment in Securities.   Investments in equity and debt securities are
stated at fair value, based on quoted market prices, and are classified as available-for-sale. Unrealized gains and losses are reported in stockholders' equity, net of related deferred income taxes. Gains and losses on disposition are based on the net proceeds less the cost basis of the security sold, using the specific identification method.

     Basic and Diluted Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and was adopted as of June 30, 1998. Earnings per share for the year ended June 30, 1997 and for the cumulative period from inception through June 30, 1998 were restated; however, the effect of the change to earnings per share for those periods was not material. Basic earnings per common share is computed by dividing net income by the number of common shares outstanding during the period. Diluted earnings per common share is computed by taking the income available to common stockholders, adding the effect of assumed stock option conversions, and dividing that number by the total of the weighted-average shares outstanding and the dilutive potential common shares.

     Comprehensive Income.   In June 1997, the Financial Accounting Standards
Board issued SFAS No. 130, Reporting Comprehensive Income, and was adopted as of June 30, 1998. This statement expands or modifies disclosures and had no impact on the Company's financial position, results of operations or cash flows.

     Stock-Based Compensation.   Compensation arising from stock options
granted to directors and officers is accounted for using the intrinsic-value-based method.

     Use of Estimates.   The preparation of financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. An estimate which is subject to change in the near future is the unrealized gain (loss) on investment in securities.

NOTE 2--INVESTMENT IN SECURITIES

    Marketable equity and debt securities are classified as available-for-sale and are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity. On June 30, 1998 and 1997, available-for-sale securities consisted of the following:

                                               Gross      Gross    Estimated
                                             Unrealized Unrealized    Fair
                                    Cost       Gains      Losses      Value
    June 30, 1998
    Common stocks            $  33,761      $      -    $ 13,013   $ 20,748
    Corporate debt securities  413,255           7,307    85,901    334,661

          Total              $ 447,016      $    7,307  $ 98,914   $355,409

    June 30, 1997
    Common Stocks            $  42,858      $    3,380  $    675   $ 45,563
    Corporate debt securities  532,045          13,923    31,944    514,024

          Total              $ 574,903      $   17,303  $ 32,619   $559,587

     The difference between cost and market of $91,607 and $15,316 (less deferred tax benefit of $27,709 and $5,207) was charged to a separate component of stockholders' equity called "unrealized loss on investment in securities" for the years ended June 30, 1998 and 1997, respectively.

     As of June 30, 1998, corporate debt securities have maturities ranging from August 2001 to May 2004.

     Gross realized gains from available-for-sale securities were $60,541 and $83,690 for the years ended June 30, 1998 and 1997, respectively. Gross realized losses from available-for-sale securities were $59,644 and $70,626 for the years ended June 30, 1998 and 1997, respectively.

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

NOTE 5--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the years ended June 30, 1998 and 1997 and the period from inception through June 30, 1998, for interest and income taxes were as follows:

                                                              Cumulative
                                                            for the Period
                                                             September 11,
                                       For the Years Ended 1980 (Inception)
                                            June 30,            through
                                         1998        1997    June 30, 1998
               Interest paid           $   10,371   $  9,335   $    34,676
               Income taxes paid            6,036     22,814       102,177

NOTE 6--RELATED PARTY TRANSACTIONS

         An individual who acted as the Company's legal counsel since 1992, became an officer and director of the Company in May 1995. Fees paid in legal expenses to the officer and director were $37,932 for the period ended September 11, 1980 (date of inception) through June 30, 1998 and $4,500 and $10,297 for the years ended June 30, 1998 and 1997, respectively.

         During the years ended June 30, 1998 and 1997, $1,500 and $11,500, respectively, was paid for directors' fees to the directors and officers of the Company.

NOTE 7--INCOME TAXES

         Deferred income taxes are recognized for differences between the bases of assets for financial statement and income tax purposes.

         The components of the net deferred tax asset were as follows:

                                                          June 30,
                                                     1998          1997
 Deferred Tax Liabilities
     Prepaid expenses deducted for tax reporting
     purposes                                      $      -    $  (4,420)

 Deferred Tax Assets
     Unrealized loss on investments in securities      32,129      5,207

 Net Deferred Tax Asset                            $   32,129  $     787

         The components of income tax expense were as follows:

                                                              Cumulative
                                                            for the Period
                                                             September 11,
                                     For the Years Ended   1980 (Inception)
                                           June 30,             through
                                       1998         1997     June 30, 1998
               Current  - Federal    $  6,036    $    7,827   $ 82,137
                        - State           -             -       15,329
                                        6,036         7,827     97,466

              Deferred  - Federal      (4,420)        2,210        -
                                       (4,420)        2,210        -

           Provision for Income Taxes $ 1,616    $   10,037   $ 97,466

         The Company has not been subject to state income tax subsequent to June 30, 1995.

         The following is a reconciliation of income tax expense to the amount computed using the federal statutory rate:

                                                                 Cumulative
                                                              For the Period
                                                            September 11, 1980
                                                                  (Inception)
                                        For the Years Ended        Through
                                              June 30,             June 30,
                                        1998          1997           1998
Tax at federal statutory rate (34%)        $ 9,152   $ 19,353     $ 171,018
State income taxes, net of federal benefit     -          -          13,335
             Non-deductible expenses           157        366           523
             Effect of lower taxes          (7,693)    (9,682)      (87,410)

             Provision for Income Taxes    $ 1,616   $ 10,037     $  97,466

NOTE 8--STOCK OPTIONS

         In July 1996, the Company granted options to directors and officers of the Company to purchase a total of 105,000 shares of common stock. The exercise price is $0.25 per share. The market price at the date of grant was also $0.25 per share. The options are exercisable at any time and will not expire.

         A summary of the Company's stock options as of June 30, 1998 and 1997, and changes during the year ended June 30, 1998 is as follows:

                                               Weighted-Average
                                            Shares   Exercise Price

           Outstanding June 30, 1996          -       $     -
           Granted                        105,000     $     0.25
           Outstanding - June 30, 1997    105,000     $     0.25
           Granted                            -       $     -
           Outstanding - June 30, 1998    105,000     $     0.25
           Exercisable - June 30, 1998    105,000     $     0.25

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

         The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following assumptions for June 30, 1998: expected volatility of 0.00%; risk-free interest rate of 6.34 %; and expected life of 3 years. The fair value of the options granted was $0.04 during the year ended June 30, 1997.

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

NOTE 9 -- PAST DISPUTES

         In December 1996, the Company was a party to a complaint filed against two brokerage firms and a bank alleging fraud and insider trading with regard to certain investments in debt securities held by the Company. In exchange for legal representation in this matter by the Company's president, all benefits and rights to damages under the action for the Company were assigned to the president. Upon settlement of the action in September 1997, it was determined that the Company was not damaged due to the appreciation in the securities held by the Company.