Form 10QSB
period 1998-09-30
VIS VIVA CORP
filed 1998-10-26
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                           September 30, 1998

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

                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                                  (Unaudited)(Unaudited) Cumulative
                                     9-30-98     9-30-97    6-30-98
                                    ---------- ----------- --------
                            ASSETS
Current Assets
 Cash and cash equivalents                 0        5914      90738
 Accrued interest receivable           19131       41230      23029
 Investments in securities - market   405158      587275     355409
 Prepaid expenses                       5577                   5577
 Deferred tax asset                    48426                  32128
                                     --------- ----------  --------
    Total Current Assets              478292      634419     506881
                                     --------- ----------  --------
    Total Assets                      478292      634419     506881
                                     --------- ----------  --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Brokerage margin account payable      11297       93728
 Income tax payable                        0         776
                                    --------- ----------   --------
Total Current Liabilities              11297       94504
                                    --------- ----------   --------

Stockholders' Equity
 Common Stock - $0.01 par value;
 15,000,000 shares authorized;
 1,270,000 shares outstanding          12700       12700      12700
 Additional paid-in capital           148129      148129     148129
 Unrealized gain on investment in
 securities - net of taxes            -96486      -37037     -59478
 Earnings accumulated during the
 development stage                    402652      416123     405530
                                    --------- ----------   --------
    Total Stockholders' Equity        466995      539915     506881
                                    --------- ----------   --------
 Total Liabilities & Equity           478292      634419     506881
                                    --------- ----------   --------

The accompanying notes are an integral part of these financial statements

                            VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME
                            Three Months Ended    Nine Months Ended
                            -------------------   -----------------
                            09-30-98   09-30-97   09-30-98 09-30-97
                            -------------------   -----------------
Revenues
 Interest income               10276      36077      56959    92337
 Gains from sale of investing  -7506       4866     -24048    21372
 Dividend income                 808         27       1068      767
 Miscellaneous income
                            -------------------   -----------------
    Total Revenues              3578      40970      33979   114476
                            -------------------   -----------------

Expenses
 Accounting & auditing          2333                  3133     2350
 Annual service fees
 Automobile expenses                                   358      233
 Directors fees                                       1500     1500
 Entertainment                   130                  1052      915
 Legal fees                      628                  5659    12314
 Legal costs
 Interest expense               1967       1681       8279     4271
 Office expenses                  35                  1118      568
 Rent                                       593       1226     1778
 Subscriptions                              187                 187
 Taxes and licenses                                     85       85
 Travel expenses                1363                  1471
                            -------------------   -----------------
 Total Expenses                 6456       2461      24171    24201
                            -------------------   -----------------
Net Ordinary Income            -2878      38509       9808    90275
                            -------------------   -----------------

Federal Income Taxes - est         0       5776       1471    11319
                             ------------------   -----------------
Net Income                     -2878      32733       8337    78956
                             ------------------   -----------------

The accompanying notes are an integral part of these financial statements

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                         For the Three Months Ended
                                         --------------------------
                                           9-30-98          9-30-97
                                         ---------       ----------
Cash Flow From Operating Activities
   Net Income (Loss)                         -2878            32733
   Gains from sale of investments            -7506            -4866
   Increase in accrued interest               3898           -24786
   Decrease in tax benefit                                      295
   Increase in accounts payable                                -776
   Decrease in prepaid expenses                               15173
                                          ---------     -----------
   Cash Provided By Operating Activities      8526            17773
                                          ---------     -----------

Cash Flows From Investing Activities
   Purchase of securities                  -114057          -144415
   Proceeds from sale of securities           3596            99872
                                          ---------       ---------
   Net Cash Used In Investing Activities   -110561           -44543

 Cash Flows From Financing Activities
   Increase in proceeds from brokarge
   margin account borowings                  11297            32684
                                           --------        --------
   Cash Provided By Financing Activities     11297            32684
                                           --------       ---------

Net Increase (Decrease) in Cash             -90738             5914


Cash and Cash Equivalents At Beginning       90738                0

                                           ---------      ---------
Cash and Cash Equivalents At End Of Period       0             5914

                                           ---------      ---------

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

   The financial statements should be read in conjuction with the financial statements and notes thereto included in the Company's 1998 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended September 30, 1998. During this period, the Company received revenues totaling $3,578 from its investments in the securities of other companies. During the same period, total expenses were $6,456 and net income totaled $(2,878).

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1998, the Company had no business operations. During this period, the Company received total revenues of $3,578 from its investments in the securities of other companies and had net income of $(2,878).

Liquidity.
----------

          At September 30, 1998, the Company had total current assets of $478,292, with total current liabilities of $11,297. Total stockholder's equity was $466,995. In order to meet its expenses during the next 12 months, management expects that the Company will be required to sell a small portion of its holdings of the securities of other companies.

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



Date: 10/23/98                        By /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 10/23/98                        By /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 10/23/98                        By /s/ Sandra E. Hansen
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer