Form 10QSB
period 1998-12-31
VIS VIVA CORP
filed 1999-02-11
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

                            December 31, 1998

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

                            VIS VIVA CORPORATION
                       (A Development Stage Company)

                               BALANCE SHEET
                                           (Unaudited)(Unaudited) Cumulative
                                             12-31-98   12-31-97    6-30-98

                                  ASSETS
Current Assets
    Cash and cash equivalents                  0                   90738
    Accrued interest receivable             18132       20140      23029
    Investments in securities - market     522952      678882     355409
    Prepaid income taxes                     3394                   5577
    Deferred tax asset                      32128                  32128
                                         ---------  ----------  --------
Total Current Assets                       576606      699022     506881
                                         ---------  ----------  --------
Total Assets                               576606      699022     506881

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Brokerage margin account payable       99170       205647
    Income tax payable                         0         3303
                                          --------- ----------
Total Current Liabilities                  99170       208950

Stockholders' Equity
    Common Stock - $0.01 par value;
    15,000,000 shares authorized;
    1,270,000 shares outstanding           12700        12700      12700
    Additional paid-in capital            148129       148129     148129
    Unrealized gain on investment in
    securities - net of taxes            -110565       -69250     -59478
    Earnings accumulated during the
    development stage                     427172       398493     405530
                                        ---------  ----------    -------
Total Stockholders' Equity                477436       490072     506881
                                        ---------  ----------    -------
Total Liabilities & Equity                576606       699022     506881
                                        ---------  ----------   --------

The accompanying notes are an integral part of these financial statements

                       VIS VIVA CORPORATION
                  (A Development Stage Company)
                       STATEMENT OF INCOME
                               Three Months Ended      Six Months Ended
                               12-31-98  12-31-97     12-31-98 12-31-97
                              -------------------     -----------------

Revenues
    Interest income                5205       8844       37586     43249
    Gains from sale of investing  -4645      12572      -12152     17438
Dividend income                      53         75         861       102
Miscellaneous income

                               -------------------       -----------------
Total Revenues                      613      21491       26295     60789
                               -------------------       -----------------
Expenses
    Accounting & auditing          2042       2400        4375      2400
    Annual service fees
    Automobile expenses
    Directors fees
    Entertainment                                          130
    Legal fees                     1347        488        1975       488
    Legal costs
    Interest expense               1380       2379        1507      4060
    Office expenses                                         35
    Rent                            653                    653       593
    Miscellaneous                              160                  -238
    Subscriptions
    Taxes and licenses
    Travel expenses                                       1363
                               -------------------       -----------------
Total Expenses                     5422       5427       10038      7303
                               -------------------       -----------------
Net Ordinary Income               -4809      16064       16257     53486
                               -------------------       -----------------

Federal Income Taxes - est            0       2410        2439      8023
                                ------------------       -----------------
Net Income                        -4809      13654       13818     45463
                                ------------------       -----------------

The accompanying notes are an integral part of these financial statements

                             VIS VIVA CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS

                                                For the Six Months Ended

                                                  12-31-98      12-31-97
Cash Flow From Operating Activities
    Net Income (Loss)                               13818          32733
    Gains from sale of investments                 -12152          -4866
    Increase in accrued interest                     4897         -24786
    Decrease in tax benefit                           -              295
    Increase in accounts payable                      -             -776
    Decrease in prepaid expenses                     2183          15173
                                                   ---------      --------
    Cash Provided By Operating Activities            8746          17773
                                                   ---------      ---------
Cash Flows From Investing Activities
    Purchase of securities                        -339893        -144415
    Proceeds from sale of securities               141239          99872
                                                   ---------      --------
    Net Cash Used In Investing Activities         -198654         -44543

Cash Flows From Financing Activities
    Increase in proceeds from brokarge
    margin account borowings                        99170          32684

Cash Provided By Financing Activities               99170          32684

Net Increase (Decrease) in Cash                    -90738           5914

Cash and Cash Equivalents At Beginning              90738              0

Cash and Cash Equivalents At End Of Period              0           5914

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

The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended December 31, 1998. During this period, the Company received revenues totaling $613 from its investments in the securities of other companies. During the same period, total expenses were $5,422 and net income totaled $(4,809).

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

Results of Operations.
----------------------

          During the quarterly period ended December 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $613 from its investments in the securities of other companies and had net income of $(4,809).

Liquidity.
----------

          At December 31, 1998, the Company had total current assets of $576,606, with total current liabilities of $99,170. Total stockholder's equity was $477,436. In order to meet its expenses during the next 12 months, management expects that the Company will be required to sell a small portion of its holdings of the securities of other companies.

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



Date: 2/10/99                         By /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 2/10/99                         By /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 2/10/99                         By /s/ Sandra E. Hansen
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer