Form 10QSB/A
period 1998-12-31
VIS VIVA CORP
filed 1999-02-12
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A


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

Year 2000.
----------

     The Company presently has no material operations, and is presently seeking a suitable candidate for a merger or acquisition transaction. Due to its very limited activities and assets, management does not believe that the change of year to the year 2000 will have any material effect on its business, results of operations or financial condition.

     The Company can give no assurance that third parties with whom it does business (e.g., banks and utilities) will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on its financial condition or results of operations.

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