Form 10QSB
period 1999-03-31
VIS VIVA CORP
filed 1999-04-27
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                              March 31, 1999

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

                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                                  (Unaudited)(Unaudited) Cumulative
                                      3-31-99    3-31-98    6-30-98
                                    ---------- ----------- --------
                            ASSETS
Current Assets
 Cash and cash equivalents                  0          0      90738
 Accrued interest receivable            11710      11891      23029
 Investments in securities - market    534238     684013     355409
 Prepaid income taxes                    3065       5994       5577
 Deferred tax asset                     32128                 32128
                                     --------- ----------  --------
    Total Current Assets               581141     701898     506881
                                     --------- ----------  --------
    Total Assets                       581141     701898     506881
                                     --------- ----------  --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Brokerage margin account payable      157024     176418
 Income tax payable
                                    --------- ----------   --------
Total Current Liabilities              157024     176418
                                    --------- ----------   --------

Stockholders' Equity
 Common Stock - $0.01 par value;
 15,000,000 shares authorized;
 1,270,000 shares outstanding          12700       12700      12700
 Additional paid-in capital           148129      148129     148129
 Unrealized gain on investment in
 securities - net of taxes           -170039       -4887     -59478
 Earnings accumulated during the
 development stage                    433327      369538     405530
                                    --------- ----------   --------
    Total Stockholders' Equity        424117      525480     506881
                                    --------- ----------   --------
 Total Liabilities & Equity           581141      701898     506881
                                    --------- ----------   --------

The accompanying notes are an integral part of these financial statements

                            VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME
                             Three Months Ended   Nine Months Ended
                            -------------------   -----------------
                              3-31-99   3-31-98    3-31-99  3-31-98
                            -------------------   -----------------
Revenues
 Interest income                30368     36224      49822    59333
 Gains from sale of investing            -58179     -12152   -40741
 Dividend income                   50       135        911      237
                            -------------------   -----------------
    Total Revenues              30418    -21820      38581    18829
                            -------------------   -----------------

Expenses
 Accounting & auditing            375       400       4750     2800
 Entertainment                                         130
 Legal fees                       210       271       2185      759
 Legal costs                     1000                 1000
 Interest expense                2040      2421       3547     6481
 Office expenses                                        34
 Rent                             666       613       1319     1205
 Miscllaneous                                                   187
 Taxes and licenses                                             160
 Travel expenses                                      1363
                            -------------------   -----------------
 Total Expenses                  4291      3705      14328    11592
                            -------------------   -----------------
Net Ordinary Income             26127    -25525      24253     7237
                            -------------------   -----------------

Federal Income Taxes - est       3919         0       3638     1086
                             ------------------   -----------------
Net Income                      22208    -25525      20615     6151
                             ------------------   -----------------

The accompanying notes are an integral part of these financial statements

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                        For the Nine Months Ended
                                        --------------------------
                                          3-31-99          3-31-98
                                          ---------     ----------
Cash Flow From Operating Activities
   Net Income (Loss)                        20615             6151
   Gains from sale of investments           12152            40741
   Increase in accrued interest            -11319             6109
   Decrease in tax benefit
   Decrease in prepaid expenses              2512            (5160)
                                          ---------    -----------
   Cash Provided By Operating Activities    23960            47841
                                          ---------    -----------

Cash Flows From Investing Activities
   Purchase of securities                 (412961)         (816491)
   Proceeds from sale of securities        141239           486929

                                          ---------      ---------
   Net Cash Used In Investing Activities  (271722)         (329562)

 Cash Flows From Financing Activities
   Increase in proceeds from brokarge
   margin account borowings                157024           176418

                                           --------       --------
   Cash Provided By Financing Activities   157024           176418
                                           --------      ---------

Net Increase (Decrease) in Cash             90738           105303


Cash and Cash Equivalents At Beginning      90738           105303

                                          ---------      ---------
Cash and Cash Equivalents At End Of Period
                                                0                0
                                          ---------      ---------

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

   The financial statements should be read in conjuction with the financial statements and notes thereto included in the Company's 1998 10-KSB report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended March 31, 1999. During this period, the Company received revenues totaling $30,368 from interest. During the same period, total expenses were $4,291 and net income totaled $22,208.

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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1999, the Company had no business operations. During this period, the Company received total revenues of $30,368 from interest and had net income of $22,208.

Liquidity.
----------

          At March 31, 1999, the Company had total current assets of $581,141, with total current liabilities of $157,024. Total stockholder's equity was $424,117. In order to meet its expenses during the next 12 months, management expects that the Company will be required to sell a small portion of its holdings of the securities of other companies.

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



Date: 4/26/99                          By /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 4/27/99                          By /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 4/26/99                          By /s/ Sandra E. Hansen
     --------------                     -------------------------------------
                                        Sandra E. Hansen
                                        Director and Secretary/Treasurer