Form 10KSB
period 1999-06-30
VIS VIVA CORP
filed 1999-09-23
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1999
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

     Check if disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   June 30, 1999 -
$75,508.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 30, 1999 - $75,878.13. There are approximately 607,025 shares of common voting stock of the Company held by non-affiliates. The Company has valued these shares based on the average bid price of $0.125 per share during the quarterly period ended June 30, 1999.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                              Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                September 20, 1999

                                    1,375,000
                                    ---------


                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     The Company has not engaged in any material business development activities in the fiscal year ended June 30, 1999. On August 9, 1999, which is subsequent to the period covered by this Report, the Company entered into a Memorandum of Intent with WideBand Corporation, a Missouri corporation ("WideBand"), whereby the Company agreed to issue 12,801,819 "unregistered" and "restricted" shares of its common stock to the existing stockholders of WideBand in exchange for all of the issued and outstanding shares of WideBand's common stock. The execution of this Memorandum of Intent was disclosed in a Current Report on Form 8-K dated August 9, 1999, which was filed with the Securities and Exchange Commission on August 24, 1999, and which is incorporated herein by reference. See Item 13 of this Report.

     On September 6, 1999, which is subsequent to the period covered by this Report, the Company and WideBand executed an Agreement and Plan of Merger setting forth the terms of the merger (the "Plan"). Upon the completion of the Plan, the operations of the Company would become the operations of WideBand. WideBand is engaged in the development, manufacture and marketing of high performance computer networking products. A copy of the Plan is attached hereto and incorporated herein by reference. See Item 13 of this Report.

     The holders of a majority of the Company's issued and outstanding common stock will be consenting to the consummation of the Plan. The Plan will also require the approval of WideBand's stockholders. There can be no assurance that the WideBand stockholders will approve the Plan or that it will be completed. Until such time as the Plan is completed, the Company will continue to be a "blank check" company.

Business.
---------

     Other than seeking and investigating potential assets, properties or businesses to acquire, and executing the Plan with WideBand, the Company has had no business operations since its inception in September, 1980. To the extent that the Company has sought the acquisition of assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "blank check" company. The WideBand merger, or any other merger or acquisition transaction that the Company may enter into, will require the Company to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders.

     The Company's Board of Directors and majority stockholders (i.e., Jack R. Coombs and John Michael Coombs) have made the decision to complete the WideBand merger and, in the event that that merger is not completed, will make the final determination whether to complete any subsequent merger or acquisition. The Company makes no assurance that its operations after the completion of the WideBand merger (or, if the WideBand merger is not completed, any other enterprise) will be profitable or successful.

     In the event that the Company closes the WideBand merger or engages in any other transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Securities and Exchange Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     In the event that the WideBand merger is not completed, management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of WideBand or any other specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as of the date of this Report, involve those of a "blank check" company. The only activities to be conducted by the Company during the fiscal year ended June 30, 1999, have been to manage its current assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company would be issued or exchanged.

     In the event that the WideBand merger is completed, as to which there can be no assurance, the Company will take over the operations of WideBand.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Upon the completion of the WideBand merger, as to which there can be no assurance, WideBand's distribution methods of its computer networking products will become the distribution methods of the Company. In the event that the Company is unable to complete the WideBand merger, management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker-dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     If the Company is able to complete the WideBand merger, as to which there can be no assurance, the Company will face the same competitive environment currently faced by WideBand in connection with its computer networking operations. If the WideBand merger is not completed, management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies may have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in this regard; however, the Company, having virtually no operating history, would likely be at a competitive disadvantage in competing with entities which have recently completed IPO's and have operating histories when compared with the extremely limited operating history of the Company.

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

     Management is currently preparing an Information Statement on Schedule 14C, which will provide information to its stockholders with respect to the pending WideBand merger.

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

     In the event that the Company completes the merger with WideBand, the Company's operations will become subject to all of the governmental regulation to which WideBand's operations are subject.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on the Company following the completion of the WideBand merger or the completion of any other merger or acquisition transaction to which the Company may become a party.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

          Other than cash and its holdings of corporate stocks and bonds, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, John Michael Coombs, and have been provided at $1,319 and $1,819 for the years ended June 30, 1999, and June 30, 1998, respectively. Because the Company has had no business, its activities during the fiscal year ended June 30, 1999, were limited to keeping itself in good standing in the State of Nevada and to preparing and filing the appropriate reports with the Securities and Exchange Commission and investigating potential merger or other acquisition candidates. These activities have consumed an insubstantial amount of management's time.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Report. Jack R. Coombs and John Michael Coombs, who collectively own approximately 55% of the Company's issued and outstanding common stock, intend to vote to approve the completion of the WideBand merger. The Company also intends to call a special meeting of stockholders immediately before the anticipated closing of the WideBand merger, at which the Company's remaining stockholders will be permitted to vote on such merger. However, Messrs. Coombs and Coombs own sufficient shares to approve the WideBand transaction and the approval of the other stockholders is not necessary.


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

September 30, 1997           1/4                    1/4

December 31, 1997            1/4                    1/4

March 31, 1998               1/4                    1/4

June 30, 1998                1/4                    1/4

September 30, 1998           1/4                    1/4

December 31, 1998            1/4                    1/8

March 31, 1999               1/8                    1/8

June 30, 1999                1/8                    1/8


     These bid prices were obtained from the National Quotation Bureau, LLC ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

     No assurance can be given that any "established public market" will develop in the common stock of the Company, regardless of whether the Company is successful in completing the WideBand merger or any other acquisition, reorganization or merger deemed by management to be beneficial for the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 168.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes the WideBand merger or any other acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

      The Company has not engaged in any material operations or had any revenues from operations since its inception or during the last two fiscal years. The Company's plan of operation for the next 12 months is to complete the WideBand merger and continue with the business operations of WideBand, or, if the WideBand transaction is not completed, to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. As with the WideBand merger, management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     Upon completion of the WideBand merger, as to which there can be no assurance, the Company will take over WideBand's operations, and the plan of operation of WideBand will become that of the Company. The Company will timely file with the Securities and Exchange Commission periodic reports disclosing its plan of operation following the completion of the WideBand merger.

     If it is not able to complete the WideBand merger, during the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and preparing and filing its reports under Section 13 of the 1934 Act or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of June 30, 1999, it had no cash or cash equivalents; payment of such expenses would likely require the Company to sell a small portion of its investment portfolio, which was valued at $418,999 at June 30, 1999.

Results of Operations.
----------------------

     Other than maintaining its good corporate standing in the State of Utah and (following its change of domicile in the fiscal year ended June 30, 1995) in the State of Nevada and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent fiscal years.
The Company identified WideBand as a potential merger candidate after the end of the period covered by this Report.

     The Company's assets consist primarily of holdings of corporate bonds, which had market values at June 30, 1999, and 1998, of $375,603 and $334,661, respectively. In addition, at June 30, 1999, the Company held corporate stocks valued at $43,396, as compared to $20,748 at June 30, 1998. Total assets on these dates were $548,858 and $506,881, respectively. See Item 7 of this Report.

     Net income to the Company, after provision for income taxes, increased to $44,726 from $25,303 in the fiscal years ended June 30, 1999, and 1998, respectively, due primarily to increased interest income from its investments and decreased operating expenses in the fiscal year ended June 30, 1999, as compared to the previous fiscal year. See Item 7 of this Report.


Liquidity and Capital Resources.
--------------------------------

     During the fiscal year ended June 30, 1999, the Company's cash and cash equivalents decreased from $90,738 to $0, due principally to increased purchases of securities during the period. At June 30, 1999, the Company's investments in securities were valued at $418,999, as compared to $355,409 at June 30, 1998. Total stockholders' equity decreased to $430,325 at June 30, 1999, from $506,881 at June 30, 1998.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          June 30, 1999 and 1998, and for the
          cumulative period from September 11, 1980
          (date of inception) through June 30, 1999

          Report of Independent Certified Public
          Accountants

          Balance Sheets - June 30, 1999 and 1998

          Statements of Operations for the years ended
          June 30, 1999 and 1998, and cumulative
          for the period September 11, 1980 (date
          of inception) through June 30, 1999

          Statement of Comprehensive Income (Loss) for the years ended June 30, 1999 and 1998, and cumulative for the period
          September 11, 1980 (date of inception)
          through June 30, 1999

          Statements of Stockholders' Equity for
          the period from September 11, 1980 (date of inception) through June 30, 1997 and for the years ended June 30, 1998 and 1999

          Statements of Cash Flows for the years ended
          June 30, 1999 and 1998, and cumulative for the period September 11, 1980 (date of inception) through June 30, 1999

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



                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
John Michael Coombs   President       5/95            *
                      Director        5/95            *

Terry S. Pantelakis   Vice President  5/95            *
                      Director        5/95            *

Angelo Vardakis       Secretary/      7/99            *
                      Treasurer       7/99            *
                      Director        7/99            *

Sandra E. Hansen      Secretary/
                      Treasurer       4/94            6/99
                      Director        4/94            6/99

* These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     John Michael Coombs. Director and President. Mr. Coombs is 44 years of age. He was graduated from Gonzaga University with a B.A. degree in English/Philosophy/Drama in 1977, and received a J.D. degree in 1981 from Loyola Law School in Los Angeles. Mr. Coombs was admitted to the Utah State Bar in 1982 and has been engaged in the private practice of law, specializing in business litigation, since that time. Mr. Coombs has been a member of the Screen Actor's Guild for nearly 20 years. He has an honorable discharge from the United States Marine Corps.

     Terry S. Pantelakis. Director and Vice President. Mr. Pantelakis, age 58, has been a principal of AAA Jewelers & Loans, a Salt Lake City, Utah, jewelry store and pawn shop, since 1963. Mr. Pantelakis graduated from the Gemological Institute of America in 1959 and is a certified gemologist.

     Angelo Vardakis, Director and Secretary/Treasurer. Mr. Vardakis is 30 years of age. He is a 1988 graduate of Highland High School in Salt Lake City, Utah. He has been a manager of AAA Jewelers & Loans since 1989.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Angelo Vardakis is the brother of Terry S. Pantelakis' son-in-law. John Michael Coombs is the son of Jack R. Coombs, who is the Company's principal stockholder and a former director and executive officer, and Margaret V. Coombs, who is a former director and executive officer of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To the knowledge of management there were no statements that were required to be filed with the Securities and Exchange Commission during the year ended June 30, 1999.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


                                       Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
John Michael
Coombs,     6/30/97    0    $500(1) 0    0     (2)   0   $10,297.23(3)
President,  6/30/98    0    $500(1) 0    0      0    0   $ 4,500(3)
Director    6/30/99    0    $500(1) 0    0      0    0   $ 4,000(3)

Terry S.
Pantelakis, 6/30/97    0    $500(1) 0    0     (2)    0       0
Vice Pres., 6/30/98    0    $500(1) 0    0      0     0       0
Director    6/30/99    0    $500(1) 0    0      0     0       0

Angelo
Vardakis,   6/30/97    0     0     0     0      0     0       0
Sec./Treas.,6/30/98    0     0     0     0      0     0       0
Director    6/30/99    0     0     0     0      0     0       0

Sandra E.
Hansen,     6/30/97    0    $500(1)0     0     (2)    0       0
Former      6/30/98    0    $500(1)0     0      0     0       0
Sec./Treas. 6/30/99    0     0     0     0      0     0       0
Director


         (1) During the years indicated, $500 was paid to these directors and officers for services rendered during the year. Because the Company has no firm policy with respect to such compensation, it has been characterized as a bonus.

         (2) On July 8, 1996, the Board of Directors of the Company unanimously resolved to grant options to the following directors and executive officers to purchase "unregistered" and "restricted" shares of the Company's common stock at a price of $0.25 per share: John Michael Coombs (50,000 shares); Terry S. Pantelakis (50,000 shares); and Sandra
               E. Hansen (5,000 shares). These options, which were exercisable at any time in the future, were granted in consideration of services rendered by each of these persons during the fiscal year ended June 30, 1996. Each director abstained from voting on the granting of the option to himself or herself. On August 25, 1999, which is subsequent to the period covered by this Report, all of these options were exercised. The option held by Ms. Hansen was exercised by Pavant Oil Corporation, a secured creditor of Ms. Hansen.
               Pavant Oil Corporation may be deemed to be controlled by John Michael Coombs. See Item 11.

         (3) John Michael Coombs, has acted as the Company's legal counsel since 1992. Each of these figures reflects the amount of legal fees that the Company has paid to Mr. Coombs for the periods indicated.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of September 20, 1999, with the computations being based upon 1,375,000 shares of common stock being outstanding. This figure takes into account the 1,270,000 shares of common stock that were outstanding on June 30, 1999, and the 105,000 shares that were issued in connection with the exercise of the options held by John Michael Coombs, Terry S. Pantelakis and Sandra E. Hansen (see Item 10 of this Report):



                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------


Jack R. Coombs           609,975 (1)               44.4%
2581 East 1300 South
Salt Lake City, Utah
84108

John Michael Coombs      141,000 (2)               10.3%
2435 South Scenic Drive
Salt Lake City, Utah
84109                     -------                  ----

                         727,975                   54.7%

      (1) Of this amount, 70,000 shares are held in the name of Margaret V. Coombs, Mr. Coombs' wife, and 15,000 shares are held in the name of the Rebecca Ann Coleman Trust, of which Margaret V. Coombs is the trustee.

      (2) Of this amount, a total of 9,000 shares are held in the name of John Michael Coombs for his three minor children pursuant to the Uniform Gifts to Minors Act. Also includes (i) 50,000 shares of "unregistered" and "restricted" common stock acquired in August, 1999, pursuant to the exercise of Mr. Coombs' option; and (ii) 23,000 such shares which are held by Pavant Oil Corporation, which may be deemed to be controlled by Mr. Coombs. See Item 10 of this Report.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                           Number of            Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

John Michael Coombs            141,000(1)(2)       10.3%
2435 South Scenic Drive
Salt Lake City, Utah
84109

Terry S. Pantelakis             50,000(1)           3.6%
350 South State Street
Salt Lake City, Utah
84111

Sandra E. Hansen                 5,000(1)           0.4%
124 South 600 East, Suite 100
Salt Lake City, Utah
84102                            -----              ----

All directors and executive
officers as a group            196,000             14.3%
(3 persons)


      (1) Includes the exercise of options to acquire the following numbers of shares: John Michael Coombs (50,000 shares); Terry S. Pantelakis (50,000 shares); and Sandra E. Hansen (5,000 shares). See Item 10 of this Report.

      (2) Of this amount, a total of 9,000 shares are held in the name of John Michael Coombs for his three minor children pursuant to the Uniform Gifts to Minors Act. Also includes (i) 50,000 shares of "unregistered" and "restricted" common stock acquired in August, 1999, pursuant to the exercise of Mr. Coombs' option; and (ii) 23,000 such shares which are held by Pavant Oil Corporation, which may be deemed to be controlled by Mr. Coombs. See Item 10 of this Report.


     Angelo Vardakis, who was appointed a director and executive officer of the Company after the end of the period covered by this Report, does not beneficially own any shares of the Company. See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     With the exception of the WideBand merger, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company. The merger contemplates a reverse split of the Company's issued and outstanding common stock in the ratio of one share for seven and the subsequent issuance of 12,801,819 post-split shares to the security holders of WideBand and the issuance of an additional 55,000 post-split shares as a finder's fee (subject to stockholder approval). Upon the closing of the WideBand merger, the present stockholders of WideBand will become the controlling stockholders of the Company.

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

Parents of the Issuer.
----------------------

    The Company has no parents, except to the extent that Jack R. Coombs and John Michael Coombs may be deemed to be parents by virtue of their collective ownership of a majority of the Company's issued and outstanding common stock.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          Current Report on Form 8-K, dated August 9, 1999, filed with the Securities and Exchange Commission on August 24, 1999.**

Exhibits

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

          None.

          (ii)

Exhibit
Number               Description

------               -----------

  2                  Agreement and Plan of Merger
                     dated September 6, 1999

 27                  Financial Data Schedule


          * These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VIS VIVA CORPORATION



Date: 9/21/99                         By /s/ John Michael Coombs
      -----------                       ------------------------------------
                                     John Michael Coombs
                                     Director and President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       VIS VIVA CORPORATION



Date: 9/21/99                         By /s/ John Michael Coombs
      ------------                      ------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 9-21-99                         By /s/ Angelo Vardakis
      ------------                      ------------------------------------
                                        Angelo Vardakis
                                        Director and Secretary/Treasurer

                           VIS VIVA CORPORATION
                       (A Development Stage Company)





            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                    AND
                           FINANCIAL STATEMENTS







                As of June 30, 1999 and 1998, for the Years
                    Then Ended, and for the Cumulative
            Period from September 11, 1980 (Date of Inception)
                          Through June 30, 1999


                        Hansen, Barnett & Maxwell
                       A Professional Corporation
                      Certified Public Accountants

                       VIS VIVA CORPORATION


                        TABLE OF CONTENTS


                                                                      Page

  Report of Independent Certified Public Accountants                     1

  Financial Statements

    Balance Sheets - June 30, 1999 and 1998                              2

    Statements of Operations for the Years Ended June 30, 1999
     and 1998, and Cumulative for the Period September 11, 1980
     (Date of Inception) through June 30, 1999                            3

    Statements of Comprehensive Income (Loss) for the Years
     Ended June 30, 1999 and 1998 and Cumulative for the
     Period September 11, 1980 (Date of Inception) through
     June 30, 1999                                                        3

    Statements of Stockholders' Equity for the Period from
     September 11, 1980 (Date of Inception) through June 30,
     1997 and for the Years Ended June 30, 1998 and 1999                  4

     Statements of Cash Flows for the Years Ended June 30,
      1999 and 1998, and Cumulative for the Period September
      11, 1980 (Date of Inception) through June 30,1999                   5

    Notes to the Financial Statements                                     6

                          HANSEN, BARNETT & MAXWELL
                         A Professional Corporation
                        CERTIFIED PUBLIC ACCOUNTANTS


                                                      (801) 532-2200
   Member of AICPA Division of Firms                Fax (801) 532-7944
            Member of SECPS                     345 East Broadway, Suite 200
Member of Summit International Associates     Salt Lake City, Utah 84111-2693



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
  Vis Viva Corporation

We have audited the accompanying balance sheets of Vis Viva Corporation (a development stage company) as of June 30, 1999 and 1998, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended, and cumulative for the period
September 11, 1980 (date of inception) through June 30, 1999.   These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Vis Viva Corporation from inception through June 30, 1994 (not presented herein) were audited by other auditors whose report, dated September 26, 1994, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the cumulative amounts for the period from inception through June 30, 1994, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vis Viva Corporation as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, and cumulative for the period September 11, 1980 (date of inception) through June 30, 1999, in conformity with generally accepted accounting principles.



                                  HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
August 16, 1999

                             VIS VIVA CORPORATION
                         (A Development Stage Company)
                               BALANCE SHEETS


                                                              June 30,
                                                        1999              1998
                              ASSETS
Current Assets
         Cash and cash equivalents                  $   --          $  90,738

         Investment in securities, net of
          valuation allowance                          418,999        355,409

         Accrued interest receivable                    36,740         23,029

         Prepaid income taxes                            --             5,577

         Deferred tax asset                             93,119         32,128

           Total Current Assets                        548,858        506,881

Total Assets                                        $  548,858      $ 506,881





               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Brokerage loan payable                $ 116,360          $   --

         Income tax payable                        2,173              --


            Total Current Liabilities            118,533              --

Stockholders' Equity

         Common Stock - $0.01 par value;
          15,000,000 shares authorized;
          1,270,000 shares issued
          and outstanding                         12,700              12,700

         Additional paid-in capital              148,129             148,129

         Unrealized loss on investment
          in securities, net of taxes           (180,760)            (59,478)

         Earnings accumulated during
          the development stage                  450,256             405,530

             Total Stockholders' Equity          430,325             506,881

Total Liabilities and Stockholders' Equity     $ 548,858          $  506,881



                       VIS VIVA CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS


                                                                   Cumulative
                                                                For the Period
                                                                 September 11,
                                 For the Years Ended          1980 (Inception)
                                      June 30,                      Through
                                1999            1998            June 30, 1999

Income




     Interest income                $  72,125      $  64,426     $   605,680

     Gain from sale of investments        662            897         163,286

     Other income                       2,721            200          13,077

         Total Income                  75,508         65,523         782,043

Operating Expenses

      Abandoned acquisition expenses        -             -           14,000

      Bad debt                              -             -            8,839

      Travel and entertainment           2,469         1,678          19,649

      Legal fees                         5,432        17,019          58,807

      Directors fees                     1,000         1,500          27,275

      Accounting and auditing            5,125         4,700          30,305

      Consulting                            -            535           2,582

      Filing fees and transfer costs        -             85           2,838

      Office expenses                      125           424           4,168

      Rent                               1,319         1,819           6,523

      Amortization                          -             -              875

      Designing costs                       -             -              850

      Miscellaneous                        706           472           8,328

        Total Operating  Expenses       16,176        28,232         185,039

  Interest Expense                       6,393        10,372          41,069

        Income Before Income Taxes      52,939        26,919         555,935

Provision for Income Taxes               8,213         1,616         105,679

Net Income                           $  44,726     $  25,303     $   450,256

Basic Earnings Per Share             $    0.04     $    0.02     $      0.35

Diluted Earnings Per Share           $    0.03     $    0.02     $      0.32




                STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                   Cumulative
                                                                For the Period
                                                                 September 11,
                                 For the Years Ended          1980 (Inception)
                                      June 30,                      Through
                                1999            1998            June 30, 1999


Net Income                          $  44,726      $   25,303    $    450,256

Other Comprehensive Loss
         Unrealized losses on
         investment in securities    (182,272)        (76,291)       (273,879)

         Income tax benefit            60,990          26,922          93,119

         Other Comprehensive Loss    (121,282)        (49,369)       (180,760)

Comprehensive Income (Loss)         $ (76,556)     $  (24,066)    $   269,496


                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              Additional
                                         Common Stock          Paid-In
                                        Shares    Amount       Capital


Balance - September 11, 1980
 (Date of Inception)                        -      $    -      $      -

Shares issued to incorporators for
  cash, September 11, 1980,
  $0.05 per share                      420,000       4,200         16,800

Proceeds from public offering,
  May 1981, for cash, net of
  offering costs of $30,171,
  $0.17 per share                    1,000,000      10,000        159,829

Redemption and retirement of
  stock for cash, December 1988,
  $0.20 per share                     (150,000)     (1,500)       (28,500)

Change in unrealized loss on
  investment in securities,
  net of tax                                -           -              -

Net income for the period from
 September 11, 1980 (date of
  inception) through June 30, 1997          -           -              -

Balance - June 30, 1997              1,270,000      12,700        148,129

Change in unrealized loss on
  investment in securities,
  net of tax                                -           -              -

Net income for the year ended
  June 30, 1998                             -           -              -

Balance - June 30, 1998              1,270,000      12,700        148,129

Change in unrealized loss on
   investment in securities,
   net of tax                               -           -              -

Net income for the year ended
 June 30, 1999                              -           -              -

Balance - June 30, 1999              1,270,000    $ 12,700     $  148,129


                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY

                             (CONTINUED)

                                                    Earnings
                                      Unrealized    Accumulated
                                       Loss on      During the          Total
                                       Investment   Development  Stockholders'
                                     In securities      Stage          Equity


Balance - September 11, 1980
 (Date of Inception)                 $       -      $    -      $      -

Shares issued to incorporators for
  cash, September 11, 1980,
  $0.05 per share                            -           -          21,000



Proceeds from public offering,
  May 1981, for cash, net of
  offering costs of $30,171,
  $0.17 per share                           -           -         169,829

Redemption and retirement of
  stock for cash, December 1988,
  $0.20 per share                           -           -         (30,000)

Change in unrealized loss on
  investment in securities,
  net of tax                           (10,109)         -         (10,109)

Net income for the period from
 September 11, 1980 (date of
  inception) through June 30, 1997          -      380,227        380,227

Balance - June 30, 1997                (10,109)    380,227        530,947

Change in unrealized loss on
  investment in securities,
  net of tax                           (49,369)         -         (49,369)

Net income for the year ended
  June 30, 1998                             -       25,303         25,303

Balance - June 30, 1998                (59,478)    405,503         506,881

Change in unrealized loss on
   investment in securities,
   net of tax                         (121,282)         -         (121,282)

Net income for the year ended
 June 30, 1999                              -       44,726          44,726

Balance - June 30, 1999              $(180,760)   $450,256      $ 430,325


                                VIS VIVA CORPORATION
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS


                                                                   Cumulative
                                                                for the Period
                                                                 September 11,
                             For the Years Ended              1980 (Inception)
                                   June 30,                         through
                          1999                 1998              June 30, 1999

Cash Flows From
Operating Activities

 Net income                            $  44,726    $  25,303   $     450,256

      Adjustments to reconcile net
       income to net cash provided by
       operating activities:

       Amortization of bond discount    (20,239)          -          (20,239)

       Amortization of organization cost     -            -              875

       Gain from sale of investments       (662)        (895)       (163,284)

       Prepaid expenses                      -        13,000              -

       Deferred tax provision             5,577       (7,824)          5,577

       Increase in accrued
        interest receivable             (13,711)      (6,585)        (36,740)

       Change in income taxes payable     2,173           -            2,173

      Net Cash Provided By
      Operating Activities               17,864        22,999        233,041

Cash Flows From Investing Activities

         Organization costs paid             -             -            (875)

         Purchase of securities        (414,630)     (510,150)    (4,077,069)

         Proceeds from sale
          of securities                 189,668       638,933      3,567,714

    Net Cash (Used in) Provided by
      Investing Activities             (224,962)      128,783       (510,230)


Cash Flows From Financing Activities

         Proceeds from margin
           loan payable                 116,360        (61,044)      116,360

         Net proceeds from issuance
           of common stock                   -              -        190,829

         Acquisition and retirement
           of common stock                   -              -        (30,000)

     Net Cash (Used in) Provided by
       Financing Activities             116,360        (61,044)      277,189

Net Increase (Decrease) In Cash
  and Cash Equivalents                  (90,738)        90,738            -

Cash and Cash Equivalents at
 Beginning of Period                     90,738             -             -

Cash and Cash Equivalents at
  End of Period                       $      -        $ 90,738      $     -

Supplemental Cash Flow Information
      Cash paid for interest          $   6,393       $ 10,372      $  41,069

      Cash paid for income taxes          2,636         11,613        104,813


                                VIS VIVA CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings Per Share   Basic earnings per common share is computed by dividing
net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of outstanding stock options.

NOTE 2--INVESTMENT IN SECURITIES AND OTHER COMPREHENSIVE LOSS

Marketable equity and debt securities are classified as available-for-sale and are stated at fair value. At June 30, 1999 and 1998, available-for-sale securities consisted of the following:

                                          Gross        Gross        Estimated
                                       Unrealized     Unrealized      Fair
                              Cost       Gains         Losses         Value

June 30, 1999
Common Stocks                $ 182,990     $     -     $ 139,594   $   43,396

Corporate debt securities      509,888       17,438      151,723      375,603

Total                        $ 692,878     $ 17,438    $ 291,317   $  418,999

   June 30, 1998
Common stocks                $  33,761     $     -     $  13,013   $   20,748

Corporate debt securities      413,255        7,307       85,901      334,661

Total                        $ 447,016     $  7,307    $  98,914   $  355,409

As of June 30, 1999, corporate debt securities had maturities ranging from August 2001 to July 2005.

                                VIS VIVA CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

Proceeds from sales of securities and the resulting gross realized gains and losses were as follows:


                                                                For the Period
                                                                 September 11,
                                 For the Years Ended          1980 (Inception)
                                       June 30,                     Through
                              1999                1998           June 30, 1999

Proceeds from sales
of securities                $ 189,668          $ 638,933       $   3,567,714

Gross realized gains         $  12,814          $  60,541       $     305,708

Gross realized losses          (12,152)           (59,644)           (142,422)

Net Gain from Sale
  of Investments             $     622          $     897        $    163,286

Other comprehensive loss consists of the change in net unrealized holding gain and loss on securities available for sale and their related income tax benefit as follows:

                                     Before-Tax        Tax          Net-of-Tax
                                       Amount         Benefit         Amount

For the Year Ended June 30, 1999

   Unrealized net holding losses    $ (181,610)    $   60,768     $  (120,842)

   Reclassification adjustment
    for net gains included
    in net income                         (662)           222            (440)

   Other Comprehensive Loss         $ (182,272)    $   60,990     $  (121,282)

For the Year Ended June 30, 1998

   Unrealized net holding losses    $  (75,394)    $   26,605     $   (48,789)

   Reclassification adjustment
    for net gains included
    in net income                         (897)           317            (580)

   Other Comprehensive Loss          $ (76,291)   $    26,922     $   (49,369)

Cumulative For the Period
  September 11, 1980
 (Date of Inception)
 Through June 30, 1999

  Unrealized net holding losses      $(110,593)    $    37,602     $  (72,991)

  Reclassification adjustment
   for net gains included in
   net income                         (163,286)         55,517       (107,769)

   Other Comprehensive Loss          $(273,879)    $    93,119     $ (180,760)

NOTE 3 BROKERAGE LOAN PAYABLE

As of June 30, 1999, the Company had a $116,360 margin loan payable to a securities broker. The loan is secured by securities which have been placed on deposit and are held by the broker. In the event the value of the securities decrease, resulting in a shortfall of collateral, the broker can call for a margin payment. If the margin payment is not made, the broker can sell the securities in satisfaction of the margin payment. The margin loan payable and related accrued interest is due upon sale of the underlying securities. The interest rate on the margin loan payable as of June 30, 1999 was 7.875%.

                                VIS VIVA CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

NOTE 4--EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share:

                                                                   Cumulative
                                                                For the Period
                                                                 September 11,
                                        For the Years Ended   1980 (Inception)
                                            June 30,                Through
                                       1999           1998       June 30, 1999

Net Income                             $ 44,726      $ 25,303     $  450,256

Weighted-average number of common
  shares used in basic earnings
  per share                           1,270,000      1,270,000     1,301,816

Dilutive effect of stock options        105,000        105,000       105,000
Weighted-average number of common
 shares used in diluted earnings
 per share                            1,375,000      1,375,000     1,406,816

NOTE 5--ABANDONED ACQUISITION AND BAD DEBT

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

NOTE 6--RETIREMENT OF STOCK

In December of 1988, the Company redeemed 150,000 shares of its common stock for $30,000 and retired the shares.

NOTE 7--RELATED PARTY TRANSACTIONS

An individual who acted as the Company's legal counsel since 1992, became an officer and director of the Company in May 1995. Fees paid in legal expenses to the officer and director were $4,000 and $4,500 for the years ended June 30, 1999 and 1998, respectively. For the period from September 11, 1980 (date of inception) through June 30, 1999, a total of $37,932 has been paid for various legal counsel services.

During the years ended June 30, 1999 and 1998, $1,000 and $1,500, respectively, were paid for directors' fees to the directors and officers of the Company.

NOTE 8--INCOME TAXES

Deferred income taxes are recognized for differences between the bases of assets for financial statement and income tax purposes. At June 30, 1999 and 1998, the deferred tax asset resulted from unrealized losses on investment in securities and amounted to $93,119 and $32,128, respectively.

                                VIS VIVA CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

The components of income tax expense were as follows:

                                                                   Cumulative
                                                                For the Period
                                                                 September 11,
                                        For the Years Ended   1980 (Inception)
                                            June 30,                Through
                                       1999           1998       June 30, 1999

Current  - Federal                   $   8,213       $   6,036    $    90,350
         - State                            -               -          15,329
                                         8,213           6,036        105,679

Deferred - Federal                          -           (4,420)            -

                                            -           (4,420)            -

Provision for Income Taxes           $   8,213       $   1,616    $   105,679

The Company has not been subject to state income tax subsequent to June 30, 1995. The following is a reconciliation of income tax expense to the amount computed using the federal statutory rate:

                                                                   Cumulative
                                                                For the Period
                                                                 September 11,
                                        For the Years Ended   1980 (Inception)
                                            June 30,                Through
                                       1999           1998       June 30, 1999

Tax at federal statutory rate (34%)   $  17,999       $  9,152     $  189,017

State income taxes,
 net of federal benefit                      -              -          13,335

Non-deductible expenses                      -             157            494

Effect of lower taxes                    (9,786)        (7,693)       (97,167)

Provision for Income Taxes            $   8,213       $  1,616      $ 105,679

NOTE 9--STOCK OPTIONS

In July 1996, the Company granted options to directors and officers of the Company to purchase a total of 105,000 shares of common stock. The exercise price is $0.25 per share. The market price at the date of grant was also $0.25 per share. The options are exercisable at any time and do not expire.

On August 25, 1999, all stock options to acquire 105,000 shares were exercised for $26,250 or $0.25 per share. After the exercise of the option the Company has 1,375,000 shares of common stock outstanding (Unaudited).

A summary of the status of the Company's stock options as of June 30, 1999 and 1998 and changes during the years ending on those dates is as follows:

                                                              Weighted-Average
                                           Shares              Exercise Price

Outstanding - June 30, 1997                 105,000     $          0.25
Outstanding - June 30, 1998                 105,000                0.25
Outstanding - June 30, 1999                 105,000     $          0.25
Exercisable - June 30, 1999                 105,000     $          0.25

NOTE 10--PAST DISPUTES

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

NOTE 11--SUBSEQUENT EVENT

         On August 9, 1999, the Company signed a Reverse Merger Memorandum of Intent (the "Agreement) with Wideband Corporation ("Wideband"), a Missouri corporation engaged in the development, manufacture, and marketing of high performance computer networking products. There is no assurance the Agreement will be completed; however, the terms of the agreement are as follows: The Company would effect a 1-for-7 reverse- split of its outstanding common shares, resulting in 181,428 post-split common shares being issued and outstanding. The Company would issue an additional 12,801,819 common shares (post-split) to the shareholders of Wideband. would issue 55,000 post-split common shares to an officer of the Company and another affiliate as transaction broker and consultant fees. As a result of the anticipated transaction, the Company would have 13,053,247 outstanding common shares, Wideband shareholders would own approximately 98% of the outstanding common shares of the Company and Wideband would merge into and with the Company. It is contemplated that immediately following the transaction, the name Vis Viva would change to Wideband Corporation. The transaction is subject to the execution of a definitive Plan and Agreement of Merger.