Form 10QSB
period 1999-09-30
VIS VIVA CORP
filed 1999-10-22
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                              September 30, 1999

                                1,375,000
                                ---------



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

                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                                  (Unaudited)(Unaudited) Cumulative
                                     9-30-99    9-30-98     6-30-99
                                    ---------- ----------- --------
                            ASSETS
Current Assets
 Cash and cash equivalents                 0           0          0
 Accrued interest receivable           26807       19131      36740
 Investments in securities - market   378004      405158     418999
 Prepaid expenses                          0        5577          0
 Deferred tax asset                    98158       48426      93119
                                     --------- ----------  --------
    Total Current Assets              502969      478292     548858
                                     --------- ----------  --------
    Total Assets                      502969      478292     548858
                                     --------- ----------  --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Brokerage margin account payable      98128      11297      116360
 Income tax payable                     2173          0        2173
                                    --------- ----------   --------
Total Current Liabilities             100301      11297      118533
                                    --------- ----------   --------

Stockholders' Equity
 Common Stock - $0.01 par value;
 15,000,000 shares authorized;
 1,375,000 shares outstanding          13750       12700      12700
 Additional paid-in capital           173329      148129     148129
 Unrealized gain on investment in
 securities - net of taxes           -196478      -96486    -180760
 Earnings accumulated during the
 development stage                    412067      402652     450256
                                    --------- ----------   --------
    Total Stockholders' Equity        402668      466995     430325
                                    --------- ----------   --------
 Total Liabilities & Equity           502969      478292     548858
                                    --------- ----------   --------


The accompanying notes are an integral part of these financial statements

                            VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME
                            Three Months Ended    Nine Months Ended
                            -------------------   -----------------
                            09-30-99   09-30-98   09-30-99 09-30-98
                            -------------------   -----------------
Revenues
 Interest income                 8561     10276      45307    56959
 Gains from sale of investing       0     -7506      12898   -24048
 Dividend income                    0       808         50     1068
 Miscellaneous income               0         0          0        0
                            -------------------   -----------------
    Total Revenues               8561      3578      58255    33979
                            -------------------   -----------------

Expenses
 Accounting & auditing          4000       2333       4750     3133
 Automobile expenses               0          0          0      358
 Directors fees                    0          0       1000     1500
 Entertainment                   107        130       1082     1052
 Legal fees                    12630        628      16087     5659
 Legal costs                       0          0          0        0
 Interest expense               2085       1967       6971     8279
 Office expenses                 262         35        971     1118
 Rent                              0          0        666     1226
 Subscriptions                     0          0          0        0
 Taxes and licenses                0          0         85       85
 Travel expenses                1416       1363       1416     1761
                            -------------------   -----------------
 Total Expenses                20500       6456      33028    24171
                            -------------------   -----------------
Net Ordinary Income           -11939      -2878      25227     9808
                            -------------------   -----------------
Federal Income Taxes - est         0          0       3784     1471
                             ------------------   -----------------
Net Income                    -11939      -2878      21443     8337
                             ------------------   -----------------

The accompanying notes are an integral part of these financial statements

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                         For the Three Months Ended
                                         --------------------------
                                             9-30-99       9-30-98
                                           ---------     ----------
Cash Flow From Operating Activities
   Net Income (Loss)                         -11939           -2878
   Gains from sale of investments                 0           -7506
   Decrease in accrued interest                9933            3898
   Increase in tax benefit                    -6012           -2040
   Increase in accounts payable                   0               0
   Decrease in prepaid expenses                   0               0
                                          ---------     -----------
   Cash Provided By Operating Activities      -8018           -8526
                                          ---------     -----------

Cash Flows From Investing Activities
   Purchase of securities                         0         -114057
   Proceeds from sale of securities               0            3596
                                          ---------       ---------
   Net Cash Used In Investing Activities          0         -110561

 Cash Flows From Financing Activities
   Increase in proceeds from brokarge
   margin account borowings                  -18232           11297
   Funds from exercise of Stock Options       26250               0
                                           --------        --------
   Cash Provided By Financing Activities       8018           11297
                                           --------       ---------
Net Increase (Decrease) in Cash                   0          -90738

Cash and Cash Equivalents At Beginning            0           90738
                                           ---------      ---------
Cash and Cash Equivalents At End Of Period        0               0
                                           ---------      ---------

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

   The financial statements should be read in conjuction with the financial statements and notes thereto included in the Company's 1999 10-KSB report.

   On August 25, 1999 stock options to acquire 105,000 shares of common stock were exercised for $26,250 or $0.25 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended September 30, 1999. During this period, the Company received revenues totaling $8,561 from interest. During the same period, total expenses were $20,500 and net loss totaled ($11,939).

         On August 9, 1999, the Company entered into a Memorandum of Intent with WideBand Corporation, a Missouri corporation ("WideBand"), whereby the Company agreed to issue 12,801,819 "unregistered" and "restricted" shares of its common stock to the existing stockholders of WideBand in exchange for all of the issued and outstanding shares of WideBand's common stock. The execution of this Memorandum of Intent was disclosed in a Current Report on Form 8-K dated August 9, 1999, which was filed with the Securities and Exchange Commission on August 24, 1999, and which is incorporated herein by reference. See Item 13 of this Report.

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

         If it is not able to complete the WideBand merger, during the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and preparing and filing its reports under Section 13 of the 1934 Act or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of September 30, 1999, it had no cash or cash equivalents; payment of such expenses would likely require the Company to sell a small portion of its investment portfolio, which was valued at $378,004 at September 30, 1999.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1999, the Company had no business operations. During this period, the Company received total revenues of $8,561 from interest and had net loss of ($11,939).

Liquidity.
----------

             On August 25, 1999 stock options to acquire 105,000 shares of common stock were exercised for $26,250 or $0.25 per share. At September 30, 1999, the Company had total current assets of $502,969, with total current liabilities of $100,301. Total stockholder's equity was $402,668. If the WideBand acquisition is not completed, in order to meet its expenses during the next 12 months, management expects that the Company will be required to sell a small portion of its holdings of the securities of other companies.

Year 2000.
----------

          The Company presently has not material operations, and is presently in negotiations with WideBand regarding a potential merger. If the acquisition is completed, the Year 2000 issues will be those of WideBand.

          WideBand has determined that its products will function accurately and without interruption before, during and after January 1, 2000, without any change in operations associated with the advent of the new century. WideBand has also determined that its own internal operations and delivery schedules, to the extent that they may affect the provision of its products, will not be significantly affected as a result of the date change to January 1, 2000.

          The Company can give no assurance that third parties with whom it or Wide Band does business (e.g., banks and utilities) will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on its financial condition or results of operations.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               8-K Current Report dated August 9, 1999 filed with the Securities and Exchange Commission on August 24, 1999.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIS VIVA CORPORATION



Date: 10/20/99                        By /s/ John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 10-20-99                        By /s/ Terry S. Pantelakis
     --------------                     -------------------------------------
                                        Terry S. Pantelakis
                                        Director and Vice President


Date: 10-20-99                        By /s/ Angelo Vardakis
     --------------                     -------------------------------------
                                        Angelo Vardakis
                                        Director and Secretary/Treasurer