Form 10QSB
period 1999-12-31
VIS VIVA CORP
filed 2000-01-25
CIK 1010579

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999


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

                              December 31, 1999

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

                          VIS VIVA CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                                  (Unaudited)(Unaudited) Cumulative
                                    12-31-99    12-31-98    6-30-99
                                    ---------- ----------- --------
                            ASSETS
Current Assets
 Cash and cash equivalents                 0           0         0
 Accrued interest receivable           28555       18132     36740
 Investments in securities - market   447821      522952    418999
 Prepaid income taxes                   2174        3394         0
 Deferred tax asset                    62160       32128     93119
                                    --------   ----------  -------
    Total Current Assets              540710      576606    548858
                                   ---------   ---------   -------
    Total Assets                      540710      576606    548858
                                   ---------   ---------  --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Brokerage margin account payable      88381       99170    116360
 Income tax payable                        0           0      2173
                                   ---------  ----------  --------
Total Current Liabilities              88381       99170    118533
                                   --------- ----------  --------
Stockholders' Equity
 Common Stock - $0.01 par value;
 15,000,000 shares authorized;
 1,375,000 shares outstanding          13750       12700     12700
 Additional paid-in capital           173329      148129    148129
 Unrealized gain on investment in
 securities - net of taxes           -154182     -110565   -180760
 Earnings accumulated during the
 development stage                    419432      427172    450256
                                   ---------   ---------  --------
    Total Stockholders' Equity        452329      477436    430325
                                   ---------   ---------  --------
 Total Liabilities & Equity           540710      576606    548858
                                    ---------  ---------  --------


The accompanying notes are an integral part of these financial statements

                            VIS VIVA CORPORATION
                        (A Development Stage Company)
                             STATEMENT OF INCOME
                             Three Months Ended    Six Months Ended
                            -------------------   -----------------
                            12-31-99   12-31-98   12-31-99 12-31-98
                            -------------------   -----------------
Revenues
 Interest income                6420       5205      21074    37586
 Gains from sale of investing    320      -4645        320   -12152
 Dividend income                   1         53          1      861
 Miscellaneous income
                            -------------------   -----------------
    Total Revenues              6741       613       21395    26295
                            -------------------   -----------------
Expenses
 Accounting & auditing           375       2042       4375     4375
 Annual service fees
 Automobile expenses
 Directors fees
 Entertainment                                                  130
 Legal fees                    10322       1347      15302     1975
 Legal costs
 Interest expense               2319       1380       4403     1507
 Office expenses                                       251       35
 Rent                                       653                 653
 Miscellaneous                   105                   222
 Subscriptions
 Taxes and licenses
 Travel expenses                                      1416     1363
                            -------------------   -----------------
 Total Expenses                13121       5422      25969    10038
                            -------------------   -----------------
Net Ordinary Income            -6380      -4809      -4574    16257
                            -------------------   -----------------
Federal Income Taxes - est         0          0          0     2439
                            -------------------   -----------------
Net Income                     -6380      -4809      -4574    13818
                            -------------------   -----------------

The accompanying notes are an integral part of these financial statements

                           VIS VIVA CORPORATION
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                          For the Six Months Ended
                                         --------------------------
                                            12-31-99      12-31-98
                                           ---------    ----------
Cash Flow From Operating Activities
   Net Income (Loss)                         -4574           13818
   Gains from sale of investments              320          -12152
   Decrease in accrued interest              -8185            4897
   Decrease in accounts payable               2173               0
   Increase in prepaid expenses              -2174            2183
                                           --------    -----------
   Cash Provided By Operating Activities    -12440            8746
                                           --------    -----------

Cash Flows From Investing Activities
   Purchase of securities                        0         -339893
   Proceeds from sale of securities           8796          141239
                                          ---------      ---------
   Net Cash Used In Investing Activities      8796         -198654

 Cash Flows From Financing Activities
   Increase in proceeds from brokarge
   Margin account borowings                  -27979          99170
   Funds from excercise of Stock Options      26250
                                           --------       --------
   Cash Provided By Financing Activities      -1729          99170
                                           --------      ---------

Net Increase (Decrease) in Cash                   0         -90738

Cash and Cash Equivalents At Beginning            0          90738
                                          ---------      ---------
Cash and Cash Equivalents At End Of Period        0              0
                                          ---------      ---------


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

   The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 10-KSB report.

   On August 25, 1999 stock options to acquire 105,000 shares of common stock were exercised for $26,250.00 or $0.25 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since its inception or during the quarterly period ended December 31, 1999. During this period, the Company received revenues totaling $6,420 from interest and $321 from investing and dividends. During the same period, total expenses were $13,121 for a net loss totaling ($6,380).

         On August 9, 1999, the Company entered into a Memorandum of Intent with WideBand Corporation, a Missouri corporation ("WideBand"), whereby the Company agreed to issue 12,801,819 "unregistered" and "restricted" shares of its common stock to the existing stockholders of WideBand in exchange for all of the issued and outstanding shares of WideBand s common stock. The execution of this Memorandum of Intent was disclosed in a Current Report on Form 8-K dated August 9, 1999, which was filed with the Securities and Exchange Commission on August 24, 1999, and which is incorporated herein by reference. See Item 13 of this Report.

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

         If it is not able to complete the WideBand merger, during the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and preparing and filing its reports under Section 13 of the 1934 Act or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 1999, it had no cash or cash equivalents; payment of such expenses would likely require the Company to sell a small portion of its investment portfolio, which was valued at $447,821 at December 31, 1999.

Results of Operations.
----------------------

          During the quarterly period ended December 31, 1999, the Company had no business operations. During this period, the Company received total revenues of $6,741 and had a net loss of ($6,380).

Liquidity.
----------

          At December 31, 1999, the Company had total current assets of $540,710, with total current liabilities of $88,381. Total stockholder's equity was $452,329. If the WideBand acquisition is not completed, in order to meet its expenses during the next 12 months, management expects that the Company will be required to sell a small portion of its holdings of the securities of other companies.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable. However, the Company has scheduled a special meeting of the shareholders for February 18, 2000 at 10:00 a.m. to vote on and approve the pending merger transaction with WideBand Corporation.

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

                                      VIS VIVA CORPORATION



Date: 1/25/00                       By  /s/John Michael Coombs
     --------------                     -------------------------------------
                                        John Michael Coombs
                                        Director and President


Date: 1/25/00                       By  /s/Angelo Vardakis
     --------------                     -------------------------------------
                                        Angelo Vardakis
                                        Director and Secretary/Treasurer