Form 10QSB
period 2000-03-31
WIDE BAND CORP
filed 2000-05-16
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
               For the quarterly period ended 31 March 2000

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from    --  N/A

Commission file number:     0-28002

                            WideBand Corporation
    (Exact name of small business issuer as specified in its charter)

                                   Nevada
      (State or other jurisdiction of incorporation or organization)

                                 87-0363656
                      (IRS Employer Identification No.)

                  401 West Grand, Gallatin, Missouri 64640
                  (Address of principal executive offices)

                               (660)663-3000
                        (Issuer's telephone number)

             Vis Viva Corporation, 124 South 600 East Suite 100,
                      Salt Lake City, UT 84102 - 6/30
             (Former name, former address and former fiscal year,
                       if changed since last report)

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ] No [ ]   [Not Applicable.]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
               March 31, 2000              13,122,345

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                   INDEX
                                                                      Page
PART I.  Financial Information

   Item 1.  Financial Statements. . . . . . . . . . . . . . . . . .    3
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . .    3


PART II.

   Item 2.  Changes in Securities -- Sale of Securities Not
            Registered Under the Securities Act . . . . . . . . . .    4
   Item 4.  Submission of Matters to a Vote of Security Holders . .    5
   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .    6

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  	The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, together with Related
Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements of Registrant are appended hereto.

Item 2. Management's Discussion and Analysis or Plan of Operation

     WideBand Corporation has set out to develop a new, high-speed networking technology that will compete in the top end of the market with other high-performance computer networking devices. WideBand Networking was developed as an alternative to Ethernet. Although the packet structure of Ethernet and other similarities have been maintained in WideBand to assure compatibility with existing computers and operating systems, WideBand has several important enhancements that are intended to solve serious problems that have developed in Ethernet systems over the past 15 years.

     As a start-up company, a considerable amount of investment has been required to develop the initial family of products, set up manufacturing facilities, and test the market's acceptance of those products. WideBand's financial statements show losses from operations because WideBand has been in the start-up phase, with low sales volume and large amounts of money spent on product research and development. Management expects this trend to continue throughout the year 2000.

     Net sales for the six month and three month periods ended March 31, 2000 were $186,817 and $97,392. Net sales during these periods increased by $98,230 or 53% and $78,355 or approximately 80% as compared to net sales for the comparable periods during the prior fiscal year. This increase in both the six month and three month periods was primarily due to the continuing increase in market acceptance of WideBand products. However, management does not expect to see large increases in sales until the Company begins its major advertising campaign.

    	General and administrative expenses for the six month and three month periods ended March 31, 2000 was $126,376 and $91,132. General and administrative expenses during the six and three month periods ended March 31, 2000 increased by $93,536 or 74% and $77,882 or 85% as compared to general and administrative expenses for comparable periods during the prior fiscal year. The increases in both the six month and three month periods primarily relate to the costs incurred as part of the merger of Vis Viva Corporation and WideBand Corporation.

Plan of Operation
     WideBand Networking was developed to satisfy emerging needs for better performance and higher bandwidth in networking products. It is the strategy of the Company to manufacture and market products based on WideBand Networking while also licensing the technology to other networking product manufacturers. It is intended that eventually the primary revenues to WideBand will come from such licensing agreements and arrangements. To bring the WideBand technology to the forefront and aid in establishing it as a de facto networking standard, WideBand has assisted in the formation of the WideBand Gigabit Networking Alliance (WGNA).

     WGNA is a not-for-profit organization that manages the WideBand Networking technology open standard. Utilizing the original design developed by WideBand, nearly 60 companies and organizations have joined together to participate in the process of making the WideBand Networking technology a standard whereby products manufactured by companies can operate together to accomplish successful networking for the customer. The emergence of WideBand as an open standard is an important step towards market acceptance of the technology since today's users do not wish to be dependent on a single supplier for their networking products. WideBand has been manufacturing and shipping product to customers for over three years.

     The corporate objective is to create a family of advanced products that can be marketed with adequate margins due to technological advantages and features. With these products, it is the intention of WideBand to build a sales organization and the brand recognition necessary to successfully compete in today's competitive marketplace.

     The final components of the initial family of products are expected to hit the market by Fall of the year 2000. Initially emphasis will be upon regional test marketing to vertical market segments. Based on the success and information gleaned from these studies, the sales campaigns will be launched nationwide and internationally.

     Substantial funding will be required by WideBand Corporation to finance the completion of the initial research and development projects, and then to launch the marketing studies and eventually the sales campaigns. It is anticipated that these funds will be obtained through equity investments in WideBand Corporation. Substantial losses are expected during these developmental stages.

     A private placement offering, which raised $1 million, was completed on March 31, 2000. (See Part II, Item 2(c) in this filing).


                          PART II - OTHER INFORMATION

Item 2. Changes in Securities - Sale of Securities Not Registered Under the Securities Act

     (c) During the period from March 20, 2000, to March 31, 2000, the registrant sold an aggregate of 80,000 common shares to 27 persons. All of the purchasers are "accredited investors" as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933. The offer and sale was conducted under Rule 506 of Regulation D and a Form D was filed with the Securities and Exchange Commission reflecting the transactions. No underwriters or other salespersons were utilized in the offering and no commissions or other remuneration was paid or given, directly or indirectly, to any person. The shares were offered for sale for $12.50 per share and the registrant received an aggregate of $1,000,000 cash consideration for the shares. As stated, the registrant is relying on Rule 506 and Section 4(2) under the Securities Act of 1933 for exemption from registration of the offer and sale thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

     Special meetings of the shareholders of pre-merger WideBand Corporation and Vis Viva Corporation were held February 7, 2000, and February 18, 2000, respectively, to vote on approval of the following items:

          A. To approve, authorize, and adopt the Agreement and Plan of Merger of 6 September 1999, as amended (the Agreement), by and between Vis Viva Corporation and WideBand Corporation and all of the related and consequent transactions contemplated thereby. (A copy of the Agreement and Plan of Merger was filed with the Commission as Exhibit A to Vis Viva's definitive Information Statement on January 26, 2000, and is incorporated herein by reference.)

               In addition to the above, Vis Viva shareholders voted on the following items:

               1. The re-capitalization of the Company's 1,375,000 issued and outstanding shares of common capital stock on the basis of a 1-for-7 reverse-split

               2. Amendments to the Articles of Incorporation
                    a. To Change the name of the Company from Vis Viva
                       Corporation to WideBand Corporation
                    b. To Increase the authorized common capital shares of the
                       Company from 15 million to 20 million shares
                    c. To otherwise streamline and amend the corporate purposes, specifically, Article Three, to reflect that the Company is generally or broadly authorized to engage in any lawful business activity recognized under Nevada law.

               3. The issuance of 55,000 post-split restricted shares of the
                  Company common capital stock as finder's, agent's or consultant's shares, as provided for in the Agreement and Plan of Merger

               4. The election of Dr. Roger E. Billings, Mr. Donald N. Fenn, and
                  Dr. Maria Sanchez as directors of the Company until the next annual meeting or until their resignations are tendered and duly accepted by the Company

          B. Voting in favor of the Agreement were holders of 12,032,519 (94%) of the shares of WideBand common stock, and in favor of the Agreement and the additional items 1-4 above were holders of 808,475 (58.8%) of the pre-split shares of Vis Viva common stock. There were no dissenting votes or abstentions. (The remaining shares not accounted for were not represented at the meetings.)

     The Special Meetings summarized above were also reported on Form 8-K, Item 1, filed with the SEC on March 6, 2000, and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Index of Exhibits:
         	 2.  Articles of Merger
           3.  Amended Articles of Incorporation
         	27.  Financial Data Schedule

     (b)  Reports on Form 8-K

     WideBand Corporation filed a Form 8-K report on March 6, 2000 reporting a change in control of Registrant due to the merger of Registrant (Vis Viva Corporation, a reporting Nevada Corporation) with WideBand Corporation, a private Missouri corporation. This report, having previously been filed with the Securities and Exchange Commission, is incorporated herein by reference.

     The report details the change in control of Registrant (Item 1), the Acquisition or Disposition of Assets (Item 2), the Resignation of Registrant's Directors (Item 6), and a change in Registrant's fiscal year from June 30 to September 30, as provided by the Agreement and Plan of Merger (Item 8).

     The audited financial statements of WideBand Corporation referenced in the Form 8-K of March 6, 2000 for the periods ending September 30, 1999 and December 31, 1998 (Item 7) were incorporated therein by reference from Exhibit C of the Registrant's definitive Information Statement, filed with the Commission on January 26, 2000.

     Unaudited pro forma financial statements, prepared as though the Agreement and Plan of Merger had been consummated on September 30, 1999, were incorporated by reference in Form 8-K of March 6, 2000 from Exhibit D of the Registrant's definitive Information Statement filed with the Commission on January 26, 2000.


SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WideBand Corporation
                                             (Registrant)

Date:  15 May 2000                       /s/ Roger E. Billings
                           ------------------------------------------------
                           Dr. Roger E. Billings, President, CEO & Director

Date:  15 May 2000                        /s/ Donald N. Fenn
                           ------------------------------------------------
                                    Donald N. Fenn, CFO & Director

                             WIDEBAND CORPORATION
                             FINANCIAL STATEMENTS
                              TABLE OF CONTENTS

                                                                       				Page

     Condensed Consolidated Balance Sheets - March 31, 2000 and
     September 30, 1999 (Unaudited) . . . . . . . . . . . . . . . . . . .   F-1

     Condensed Consolidated Statements of Operations for the Three and
     Six Months Ended March 31, 2000 and 1999 (Unaudited) . . . . . . . .   F-2

     Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended March 31, 2000 and 1999 (Unaudited). . . . . . . . . . . . . .   F-3

     Condensed Consolidated Statement of Stockholders' Equity for the
     Six Months Ended March 31, 2000 (Unaudited). . . . . . . . . . . . .   F-4

     Notes to Condensed Consolidated Financial Statements . . . . . . . .   F-5

                             WIDEBAND CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                             March 31,       September 30,
                                               2000              1999
                                           ------------      ------------
                                    ASSETS

Current Assets
        Cash and cash equivalents          $ 1,276,194       $    83,902
        Trade accounts receivable               52,849             7,003
        Inventory                              108,256            81,027
        Related party receivable                     -             8,430
                                           ------------      ------------
                Total Current Assets         1,437,299           180,362


        Property and equipment                 483,388           477,669
        Less: accumulated depreciation         (74,245)          (69,020)
                                           ------------      ------------
                Net Property and Equipment     409,143           408,649


Patents - net of accumulated amortization       68,011            60,285
                                           ------------      ------------

Total Assets                               $ 1,914,453       $   649,296
                                           ============      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Trade accounts payable             $     1,840       $    22,315
        Related party payable                        -             8,873
        Accrued liabilities                    114,681             2,268
                                           ------------      ------------
                Total Current Liabilities      116,521            33,456


Stockholders' Equity
        Common Stock - $0.01 par value;
          20,000,000 shares authorized;
          13,122,345 and 12,801,819 shares
          outstanding, respectively            131,223           128,018
        Additional paid-in capital           4,399,265         3,057,578
        Accumulated deficit                 (2,732,556)       (2,569,756)
                                           ------------      ------------
                Total Stockholders' Equity   1,797,932           615,840
                                           ------------      ------------

Total Liabilities and Stockholders' Equity $ 1,914,453       $   649,296
                                           ============      ============




  See the accompanying notes to condensed consolidated financial statements.

                             WIDEBAND CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                              For the Three Months            For the Six Months
                                                 Ending March 31,              Ending March 31,
                                           ---------------------------   ---------------------------
                                               2000           1999           2000           1999
                                           ------------   ------------   ------------   ------------
Sales                                      $    97,392    $    19,037    $   186,817    $    88,587
Cost of sales                                   41,555         11,697         94,840         54,710
                                           ------------   ------------   ------------   ------------
       Gross Profit                             55,837          7,340         91,977         33,877

Expenses
        Research and development                29,446         40,993         62,297         75,996
        General and administrative              91,132         13,250        126,376         32,840
        Sales and marketing                     17,747         13,009         67,183         90,789
                                           ------------   ------------   ------------   ------------
        Total Expenses                         138,325         67,252        255,856        199,625
                                           ------------   ------------   ------------   ------------
Loss From Operations                           (82,488)       (59,912)      (163,879)      (165,748)

Interest income                                    761            578          1,079            578
                                           ------------   ------------   ------------    -----------

Net Loss                                   $   (81,727)   $   (59,334)   $  (162,800)   $  (165,170)
                                           ============   ============   ============   ============

Basic and Diluted Loss Per Share           $     (0.01)   $      ( - )   $     (0.01)   $     (0.01)
                                           ============   ============   ============   ============

Weighted Average Number of Common
   Shares Used in Per Share Calculation     12,830,998     12,688,601     12,841,192     12,666,819
                                           ============   ============   ============   ============




    See accompanying notes to condensed consolidated financial statements.

                             WIDEBAND CORPORATION
               	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                                                 For the Six Months
                                                                                   Ended March 31,
                                                                             ---------------------------
                                                                                 2000           1999
                                                                             ------------   ------------
Cash Flow From Operating
        Net loss                                                             $  (162,800)   $  (165,170)
	Adjustments to reconcile net loss to net cash
        used by operating activities:
                Depreciation and amortization                                      5,709         33,178
                Common stock issued for services                                  77,000              -
                Common stock received as reimbursement for legal expense          (9,000)             -
                Services contributed by employees                                 45,686         60,400
                Loss on disposal of assets                                             -          7,425
	Changes in operating assets and liabilities:
                Trade accounts receivables                                       (45,846)        32,146
                Inventory                                                        (27,229)       (37,934)
                Accounts payable                                                 (20,475)       (81,470)
                Accrued liabilities                                              112,413        (49,147)
                                                                             ------------   ------------
                Net Cash and Cash Equivalents Used in Operating Activities       (24,542)      (200,572)
                                                                             ------------   ------------
Cash Flows From Investing Activities
        Proceeds from sale of securities                                           5,088              -
        Payments for patents                                                      (8,210)       (20,592)
        Purchase of equipment                                                     (5,719)        (1,413)
                                                                             ------------   ------------
                Net Cash and Cash Equivalents Used In Investing Activities        (8,841)       (22,005)
                                                                             ------------   ------------
Cash Flows From Financing Activities
        Common stock issued for cash                                           1,000,000        238,000
        Collections on notes receivable from related party                         8,430              -
        Payments on related party note payable                                    (8,873)             -
        Net cash received in Vis Viva acquisition                                226,118              -
                                                                             ------------   ------------
                Cash and Cash Equivalents Provided By Financing Activities     1,225,675        238,000
                                                                             ------------   ------------

Net Increase in Cash and Cash Equivalents                                      1,192,292         15,423

Cash and Cash Equivalents at Beginning of Period                                  83,902         23,311
                                                                             ------------   ------------

Cash and Cash Equivalents at End of Period                                   $ 1,276,194    $    38,734
                                                                             ============   ============




  See the accompanying notes to condensed consolidated financial statements.

                             WIDEBAND CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                    Common Stock               Additional                          Total
                                           ------------------------------       Paid-In        Accumulated      Stockholders'
                                              Shares           Amount           Capital          Deficit          Deficit
                                           ------------     -------------     ------------     ------------     ------------
Balance - September 30, 1999                12,801,819      $    128,018      $ 3,057,578      $(2,569,756)     $   615,840

Shares returned in court settlement            (11,000)             (110)          (8,890)               -           (9,000)
Shares issued for assets of Vis Viva           196,526             1,965          229,241                -          231,206
Shares issued for services                      55,000               550           76,450                -           77,000
Shares issued for cash                          80,000               800          999,200                -        1,000,000
Services contributed by employees                    -                 -           45,686                -           45,686
Net loss for period                                  -                 -                -         (162,800)        (162,800)
                                           ------------    --------------     ------------     ------------     ------------
Balance - March 31, 2000                    13,122,345     $     131,223      $ 4,399,265      $(2,732,556)     $ 1,797,932
                                           ============    ==============     ============     ============     ============




  See the accompanying notes to condensed consolidated financial statements.

                             WIDEBAND CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization- Wideband Corporation was incorporated on September 23, 1994 under the laws of the State of Missouri.

     On February 28, 2000, Wideband Corporation ('WideBand') entered into a reorganization agreement with Vis Viva Corporation ('Vis Viva') whereby the shareholders of WideBand exchanged all of the outstanding WideBand common shares for 12,801,819 common shares of Vis Viva and WideBand became a wholly-owned subsidiary of Vis Viva. The agreement was accounted for as the reorganization of WideBand and the acquisition of Vis Viva's assets in exchange for 196,526 shares of common stock. Vis Viva did not have any operations and had only investment assets at the date of the agreement. Accordingly, Vis Viva's assets were recorded at the fair value of the assets at the time of the reorganization. The assets acquired were cash of $226,118 and investment in securities available-for-sale of $5,088. In addition, Vis Viva changed its name to WideBand Corporation. As part of the reorganization, the authorized common shares were increased from 15,000,000 to 20,000,000 shares.

     Nature of Business- Wideband is engaged in developing, manufacturing and marketing high performance computer networking products and training personnel to operate them.

     Principles of Consolidation- The accompanying consolidated financial statements include the accounts of WideBand Corporation and the accounts of Vis Viva Corporation from the date of its acquisition for accounting purposes on February 28, 2000. These entities are collectively referred to as 'the Company'. All significant intercompany transactions and balances have been eliminated in consolidation.

     Interim Financial Statements - The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the annual financial statements of Wideband Corporation included in the current report on Form 8-K dated March 6, 2000.

     Basic and Diluted Loss Per Share- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock options resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because 100,000 and 50,000 potentially issuable common shares at March 31, 2000 and 1999, respectively, would have decreased diluted loss per share and have been excluded from the calculation.

                            WIDEBAND CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 2- STOCKHOLDERS' EQUITY

     In April 1999, the Company filed suit against a shareholder for attempting to utilize the Company's proprietary technology. Subsequent to September 30, 1999, the court ordered the shareholder to pay the Company $9,000 for reimbursement of attorneys fees incurred. Subsequent to the order, the Company and the shareholder entered into a settlement agreement wherein the shareholder returned 11,000 shares of the Company's common stock to the Company in satisfaction of the $9,000 receivable at $0.82 per share. No unstated rights were received or given in connection with the settlement agreement.

     In connection with the reorganization with Vis Viva, the Company issued 55,000 shares as compensation to certain finders, agents and consultants in February 2000. The 55,000 shares of common stock were valued at $77,000, or $1.40 per share. The value per share was the market value of Vis Viva's common shares on September 6, 1999, the date there was an agreement on the purchase price and the proposed reorganization was announced.

     During March 2000, the Company issued 80,000 shares of common stock for $1,000,000 in cash, or $12.50 per share, in a private placement offering.

     During 1997, the Company employed personnel to test market a preliminary version of its product. Certain of these employees agreed to continue employment with the Company without compensation. The Company was and is not obligated to pay these individuals for services rendered from 1997 through March 31, 2000; however, the Company has recognized expense for these periods and has recognized an equal amount as contributed capital. The related expense was $19,036 and $24,277, for the three months ended March 31, 2000 and 1999, respectively. The related expense was $45,686 and $60,400 for the six months ended March 31, 2000 and 1999, respectively.

NOTE 3- RELATED PARTY TRANSACTIONS

     The President of the Company is a member of the board of trustees of the International Academy of Science. The Academy has a program to give their students experience in industry and the Company participates in this program. The Academy also performs research on behalf of the Company under normal contract arrangements. The Company made payments for research services by the Academy during the six months ended March 31, 2000 and 1999 of $31,542 and $26,842, respectively. The Company is a steering committee member of WGNA which is a special interest group established to administer WideBand Networking as an industry standard. WGNA is hosted by the International Academy of Science.

     The President of the Company owns a controlling interest in WideNet Corporation (recently renamed FSIX Corporation). FSIX manufactures a line of file server products most of which utilize WideBand adapters manufactured by the Company. The Company also markets servers produced by FSIX through its dealer organization. Payments to and from FSIX during all periods presented were nominal.