Form 10QSB
period 2000-06-30
WIDE BAND CORP
filed 2000-08-14
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 For the quarterly period ended June 30,2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from      N/A

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

                                      N/A
               (Former name, former address and former fiscal year,
                         if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ] No [ ]        N/A

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     There were 13,122,345 shares of common stock issued and outstanding as of 30 June 2000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

TABLE OF CONTENTS


PART I.	FINANCIAL INFORMATION

        Item 1. Financial Statements                                 3
	Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  3


Part II.	OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                     7

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
     The financial statements of WideBand Corporation that are required to be filed with this Quarterly Report on Form 10-QSB were prepared by management, together with the related notes. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made in order to fairly present the financial condition of WideBand and the results of its operations and its cash flows for the periods presented. The financial statements of WideBand Corporation are appended hereto.

Item 2. Management's Discussion and Analysis or Plan of Operation.
     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of WideBand's results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements as of June 30, 2000, together with the annual financial statements as of September 30, 1999, which were included in the definitive Information Statement that was filed with the Securities and Exchange Commission on 26 January 2000.

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

Financial Position

     Wideband Corporation had $1,112,709 in cash as of June 30, 2000. This represents an increase of $1,028,807 from September 30, 1999. The increase is primarily due to proceeds received from the issuance of common stock in a private placement offering in March 2000. Working capital, as of June 30, 2000, increased to $1,267,991 compared to working capital of $146,906 at September 30, 1999. The Company had an accumulated deficit of $2,790,809 at June 30, 2000, most of which had been funded out of proceeds received from the issuance of stock.

     Net sales for the nine-month and three-month periods ended June 30, 2000 were $295,225 and $108,408. Net sales during these periods increased by $127,929 or 76% and $29,699 or approximately 38% as compared to net sales for the comparable periods during the prior fiscal year. This increase in both the nine-month and three-month periods was primarily due to the continuing increase in market acceptance of WideBand products. However, management does not expect to see large increases in sales until the Company begins its major advertising campaign.

     General and administrative expenses for the nine-month and three-month periods ended June 30, 2000 were $169,485 and $43,109. General and administrative expenses during the nine and three-month periods ended June 30, 2000 increased by $117,829 or 228% and $24,293 or 129% as compared to general and administrative expenses for comparable periods during the prior fiscal year. The increases in both the nine-month and three-month periods primarily relate to the costs incurred as part of the ongoing increases in expenses of a new public company.

Liquidity and Capital Resources

     WideBand Corporation used net cash of $186,977 in operating activities during the nine months ended June 30, 2000. As of June 30, 2000, WideBand had no long-term liabilities and had current liabilities of $85,421. The Company had working capital of $1,267,991 as of June 30, 2000.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     When used in this Form 10-QSB and in other filings by WideBand Corporation with the SEC, in WideBand's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of WideBand Corporation, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, although their absence does not mean a statement is not forward-looking.

     WideBand cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, WideBand's actual results for future periods could differ materially from those anticipated or projected.

     Unless otherwise required by applicable law, WideBand Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.


PLAN OF OPERATION

     WideBand Corporation is in the business of developing, manufacturing, and marketing computer networking products based on WideBand networking technology. The Company's plans for its current and future developmental program have been broken down into three independent stages or phases.

     Phase 1 - WideBand - The first phase constitutes the development of a high-performance networking technology in an attempt to leapfrog the current evolutionary development and deployment of Ethernet. It is WideBand's objective that its technology resolve difficulties in current Ethernet installations resulting from inadequate bandwidth and from data collisions. A further objective is to provide a secondary delivery mechanism, which will greatly facilitate the distribution of multiple channels of high-performance video throughout the network.

     Though the products developed during Phase 1 utilize conventional Ethernet packet structures for compatibility, WideBand's higher data rate and other feature enhancements make the two technologies' hardware incompatible. It is not possible to plug a conventional Ethernet adapter into a WideBand Concentrator. Such an interface connection can only be accomplished via additional equipment such as a WideBand Ethernet Router.

     It is intended that the technology developed during Phase 1 will establish WideBand Corporation and its technology in a respected leadership role within the industry. Products based on this technology have been developed by the Corporation and have been shipping to customers for over two years. These products utilize three of the four pairs in a Category 5 cable to carry data at a combined bit rate of 1 Gigabit per second. Taking into consideration the overhead resulting from the 8B/10B coding scheme (a coding method which encodes 8-bit data transmissions into 10-bit transmissions and then back again to improve the communication link and to aid in hardware error detection), the useful data throughput over the three pairs is 800 Megabits per second.

     In the WideBand technology, this data rate has been partitioned into three separate segments, corresponding to each of the twisted pairs in use. The first segment, which utilizes cable pair 1, is used to carry digital information from the user's computer to the network. Therefore, a user can upload data onto the network at a maximum data rate of 267 Megabits per second. This data rate exceeds the capacity of today's computers for transferring data through the PCI bus to the network under the control of conventional operating systems.

     Cable pairs 3 and 4 are utilized to download information from the network to the local computer. Cable pair 4 carries the conventional traffic from the user's local segment at a maximum useful data rate of an additional 267 Megabit per second. Since WideBand can receive data while simultaneously transmitting data, the inbound and outbound channels have a combined simultaneous maximum usable data rate of 534 Megabits per second. Cable pair 3 in WideBand is reserved for bringing WideCast data to the local workstation. WideCast data is typically streaming video, audio, or data from a connection to the Wide Area Networks such as the Internet. This feature of a second delivery channel is the reason WideBand is sometimes referred to as a "dual network". It is an important distinguishing feature between WideBand and all other networking technologies. The WideCast channel has an additional maximum useful throughput of 267 Megabits per second. WideCast makes it possible for the user to download multiple channels of full-motion, high-quality video without adding any traffic burden to the Local Area Network.

     WideBand products manufactured by WideBand Corporation include network adapters, which are circuit boards that plug into the user's computer enabling the computer to be connected to a WideBand network. They also include WideBand Concentrators, which are the equipment installed in the center of a network to which cables are connected running to all of the computers and servers on the segment. The Concentrators can be cascaded as many times as necessary, thereby enabling users to build networks of vast numbers of attached workstations.

     Phase 2 - Enhanced Ethernet - During the Fall of 2000, WideBand Corporation plans to announce an entire new networking product line which will be referred to as Enhanced Ethernet (eE). The Enhanced Ethernet products are being developed in order to provide an interface between the existing Ethernet world and the higher performance WideBand products. This will be accomplished through the development of eE Adapters, eE Switches, and the Ethernet Accelerator.

     The WideBand Ethernet Accelerator is similar to a WideBand Concentrator in that it utilizes Buffered Packet Synchronization to eliminate data collisions and thereby increase the performance of the Local Area Network. The Accelerator differs from the concentrator, however, in that it is designed to allow users to directly connect conventional Ethernet adapters. The link channel on the Accelerator is designed to connect to a WideBand network, providing users with a way of interfacing their existing equipment to WideBand without the significant front-end investment of buying all new network adapters and concentrators. Through this evolutionary process, users may upgrade their legacy equipment to WideBand one step at a time.

     One of the main drawbacks of Ethernet is that when a local segment becomes heavily loaded with traffic, it begins to experience data collisions. Data collisions waste bandwidth, causing the network load to increase and slowing down and hampering data transmissions. WideBand's patented method of eliminating data collisions on Local Area Networks is one of the greatest advantages of WideBand technology. By applying this same method to Ethernet segments, much of the advantage of WideBand may be obtained without the necessity of removing all the Ethernet adapters from the computers. The WideBand Accelerator was designed to eliminate data collisions on Ethernet segments merely by having the Ethernet computers plugged in. This may greatly reduce congestion in very heavily loaded Ethernet segments. Since the Accelerators also have a WideBand backbone, data flow between users in one section of the network and users in another section of the network can be significantly improved.

     Over the past five years, most of the Ethernet networking adapters marketed throughout the world have been combo adapters of the 10/100 variety. These adapters have the feature of being able to be plugged either into an Ethernet network operating at the conventional 10 Megabits per second or into a Fast Ethernet segment operating at 100 Megabits per second. Furthermore, they have the additional capability of operating in full duplex mode, which means they can transmit at 100 Megabits per second at the same time they are receiving at 100 Megabits per second.

     Unfortunately for the computer industry, while most users have installed the 10/100 adapters, only a small percent are actually utilizing the higher data rates. Users purchased the 10/100 adapters preparing for future performance expansion, but the cost of the network hubs and switches operating at 100 Megabits per second was so prohibitive that most users stayed with the 10 Megabits per second hubs and switches, hence, many of these adapters are still operating at the 10 Megabit, half duplex data rate today.

     WideBand Corporation has identified the current market situation as a tremendous opportunity for implementing the Enhanced Ethernet technology. By definition, Enhanced Ethernet is 100 Megabit-per-second Fast Ethernet operating full duplex (transmitting and receiving at the same time) without collisions. It is anticipated that users with the 10/100 Megabit cards installed, who are accustomed to operating on busy Ethernet segments with data rates as low as 2.5 Megabits per second, will be able to install WideBand's Ethernet Accelerator in their central wiring closets, plug the cables from their conventional Ethernet hub into the Accelerator, and see a jump in their data rate from 2.5 Megabits per second up to 200 Megabits per second - the full-duplex data rate without collisions. By combining the above system with a WideBand backplane and WideBand adapters installed in key servers, users can anticipate significant performance improvement.

     Phase 3 - next generation WideBand - Work has already begun on a next generation WideBand, which is expected to increase the data rate to levels that will be required by future data processing equipment. This future WideBand technology is in the early stages of development in the laboratories at WideBand Corporation. It is expected to appear in commercial products some time after November 2001. Detailed information concerning data rates and feature enhancements, which are still under development, is not available at this time.

     It is anticipated that with the launch of the next generation of WideBand, a comparable WideBand Accelerator product will be developed which will utilize the future WideBand as a backplane for higher speed transfers between groups of computers and workstations on WideBand and Enhanced Ethernet. Using these components, networks could be built up that simultaneously utilize components of Enhanced Ethernet, WideBand, and the next generation WideBand. Since the networking adapters for Enhanced Ethernet include the conventional Ethernet adapters already in use today, this technological approach may extend the life of existing equipment for users while providing an incremental path towards obtaining the enhancements and benefits of the WideBand networking system.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
     (a) Index of Exhibits:
          27. Financial Data Schedule

     (b) Reports on Form 8-K.
          There were no reports on Form 8-K filed during the quarter ended June 30, 2000, for which this report is filed.



SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WideBand Corporation
                                                   (Registrant)

Date _______________________________         /s/ Roger E. Billings
                                    Roger E. Billings, President, CEO, Director



Date _______________________________           /s/ Donald N. Fenn
                                         Donald N. Fenn, CFO, Director

                              WIDEBAND CORPORATION
                              FINANCIAL STATEMENTS
                               TABLE OF CONTENTS


Condensed Consolidated Balance Sheets - June 30, 2000 and
     September 30, 1999  (Unaudited)                                 F-1

Condensed Consolidated Statements of Operations for the Three and
     Nine Months Ended June 30, 2000 and 1999 (Unaudited)            F-2

Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended June 30, 2000 and 1999 (Unaudited)            F-3

Condensed Consolidated Statement of Stockholders' Equity for the
     Nine Months Ended June 30, 2000 (Unaudited)                     F-4

Notes to Condensed Consolidated Financial Statements                 F-5

                             WIDEBAND CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                               June 30,           September 30,
                                                 2000                 1999
                                            ---------------     ---------------
                                    ASSETS
Current Assets
     Cash and cash equivalents               $  1,112,709        $     83,902
     Trade accounts receivable                     63,179               7,003
     Inventory                                    177,524              81,027
     Related party receivable                           -               8,430
                                            ---------------     ---------------
          Total Current Assets                  1,353,412             180,362

Property and equipment                            483,388             477,669
     Less: accumulated depreciation               (80,762)            (69,020)
                                            ---------------     ---------------
          Net Property and Equipment              402,626             408,649


Patents - net of accumulated amortization          69,062              60,285
                                            ---------------     ---------------

Total Assets                                 $  1,825,100        $    649,296
                                            ===============     ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                  $     66,397        $     22,315
     Related party payable                              -               8,873
     Accrued liabilities                            7,167               2,268
     Unearned revenue                              11,857                   -
                                            ---------------     ---------------
          Total Current Liabilities                85,421              33,456
                                            ---------------     ---------------
Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,122,345 and 12,801,819 shares
       outstanding, respectively                  131,223             128,018
     Additional paid-in capital                 4,399,265           3,057,578
     Accumulated deficit                       (2,790,809)         (2,569,756)
                                            ---------------     ---------------
          Total Stockholders' Equity            1,739,679             615,840
                                            ---------------     ---------------
Total Liabilities and Stockholders' Equity   $  1,825,100        $    649,296
                                            ===============     ===============

See the accompanying notes to condensed consolidated financial statements.

                               WIDEBAND CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                For the Three Months                   For the Nine Months
                                                   Ended June 30,                         Ended June 30,
                                           -------------------------------      ------------------------------
                                               2000               1999              2000              1999
                                           ------------       ------------      ------------      ------------
Sales                                      $   108,408        $    78,709       $   295,225       $   167,296
Cost of sales                                   87,387             22,575           182,227            77,285
                                           ------------       ------------      ------------      ------------
     Gross Profit                               21,021             56,134           112,998            90,011
                                           ------------       ------------      ------------      ------------

Expenses
     Research and development                   28,535            142,181            90,832           218,177
     General and administrative                 43,109             18,816           169,485            51,656
     Sales and marketing                        12,539             53,767            79,722           144,556
                                           ------------       ------------      ------------      ------------
          Total Expenses                        84,183            214,764           340,039           414,389
                                           ------------       ------------      ------------      ------------
Loss From Operations                           (63,162)          (158,630)         (227,041)         (324,378)

Interest income                                  4,909                225             5,988               803
                                           ------------       ------------      ------------      ------------

Net Loss                                   $   (58,253)       $  (158,405)      $  (221,053)      $  (323,575)
                                           ============       ============      ============      ============
Basic and Diluted Loss Per Share           $     (0.00)       $     (0.01)      $     (0.02)      $     (0.03)
                                           ============       ============      ============      ============
Weighted Average Number of Common
  Shares Used in Per Share Calculation      13,122,345         12,707,172        12,934,568        12,680,270
                                           ============       ============      ============      ============

See the accompanying notes to condensed consolidated financial statements.

                               WIDEBAND CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             For the Nine Months Ended
                                                                                      June 30,
                                                                          --------------------------------
                                                                               2000              1999
                                                                          --------------    --------------
Cash Flow From Operating Activities
     Net loss                                                              $  (221,053)      $  (323,575)
     Adjustments to reconcile net loss to net cash used
       by operating activities:
          Depreciation and amortization                                         12,226            38,040
          Stock issued for services                                             77,000                 -
          Common stock received as reimbursement for legal expense              (9,000)                -
          Services contributed by employees                                     45,686            89,747
          Loss on disposal of assets                                                 -             7,423
     Changes in operating assets and liabilities:
          Trade accounts receivable                                            (56,176)           15,678
          Inventory                                                            (96,497)           35,021
          Trade accounts payable and unearned revenue                           55,938           (61,771)
          Accrued liabilities                                                    4,899          (118,697)
                                                                          --------------    --------------
Net Cash and Cash Equivalents Used in Operating Activities                    (186,977)         (318,134)

Cash Flows From Investing Activities
     Proceeds from sale of securities                                            5,088                 -
     Payments for patents                                                       (9,260)          (20,716)
     Purchase of equipment                                                      (5,719)         (372,953)
                                                                          --------------    --------------
Net Cash and Cash Equivalents Used In Investing Activities                      (9,891)         (393,669)
                                                                          --------------    --------------
Cash Flows From Financing Activities
     Common stock issued for cash                                            1,000,000           804,090
     Collections on notes receivable from related party                          8,430                 -
     Payments on related party note payable                                     (8,873)                -
     Net cash received in Vis Viva acquisition                                 226,118                 -
                                                                          --------------    --------------
Cash and Cash Equivalents Provided By Financing Activities                   1,225,675           804,090
                                                                          --------------    --------------
Net Increase (Decrease) in Cash                                              1,028,807            92,287

Cash and Cash Equivalents At Beginning                                          83,902            23,309
                                                                          --------------    --------------
Cash and Cash Equivalents At End of Period                                 $ 1,112,709       $   115,596
                                                                          --------------    --------------





See the accompanying notes to condensed consolidated financial statements.

                             WIDEBAND CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                 Additional                              Total
                                          Common Stock                            Paid-In           Accumulated       Stockholders'
                                             Shares             Amount            Capital             Deficit            Equity
                                         --------------     --------------     --------------     --------------     --------------
Balance - September 30, 1999               12,801,819        $   128,018        $ 3,057,578        $(2,569,756)       $   615,840

Shares returned in court settlement          (11,000)               (110)            (8,890)                 -             (9,000)
Shares issued for assets of Vis Viva         196,526               1,965            229,241                  -            231,206
Shares issued for services                    55,000                 550             76,450                  -             77,000
Shares issued for cash                        80,000                 800            999,200                  -          1,000,000
Services contributed by employees                  -                   -             45,686                  -             45,686
Net Loss for period                                -                   -                  -           (221,053)          (221,053)
                                         --------------     --------------     --------------     --------------     --------------

Balance -- June 30, 2000                  13,122,345         $   131,223        $ 4,399,265        $(2,790,809)       $ 1,739,679
                                         --------------     --------------     --------------     --------------     --------------




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

     On February 28, 2000, Wideband Corporation ('WideBand') entered into a reorganization agreement with Vis Viva Corporation ('Vis Viva') whereby the shareholders of WideBand exchanged all of the outstanding WideBand common shares for 12,801,819 common shares of Vis Viva and WideBand became a wholly-owned subsidiary of Vis Viva. The agreement was accounted for as the reorganization of WideBand and the acquisition of Vis Viva's assets in exchange for 196,526 shares of common stock. Vis Viva did not have any operations and had only investment assets at the date of the agreement. Accordingly, the common shares issued were recorded at the fair value of the Vis Viva assets at the time of the reorganization.

     The assets acquired were cash of $226,118 and investment in securities available-for-sale of $5,088. In addition, Vis Viva changed its name to WideBand Corporation. As part of the reorganization, the number of authorized shares of common stock were increased from 15,000,000 to 20,000,000 shares.

     Nature of Business- Wideband is engaged in developing, manufacturing and marketing high performance computer networking products and training personnel to operate them.

     Interim Financial Statements - The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the annual financial statements of Wideband Corporation, which were included in the registrant's definitive information statement that was filed with the Securities and Exchange Commission on 26 January 2000.

     Revenue Recognition Policy - WideBand Corporation had $11,857 of unearned revenue as of June 30, 2000. This revenue has been recognized as a liability, and will be considered sales revenue after the product has been shipped.

     Basic and Diluted Loss Per Share- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock options resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because 60,000 and 100,000 potentially issuable common shares at June 30, 2000 and 1999, respectively, would have decreased diluted loss per share and have been excluded from the calculation.

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

     In connection with the reorganization with Vis Viva, the Company issued 55,000 shares of common stock as compensation to certain finders, agents and consultants in February 2000. The 55,000 shares of common stock were valued at $77,000, or $1.40 per share. The value per share was the market value of Vis Viva's common shares on September 6, 1999, the date there was an agreement on the purchase price and the proposed reorganization was announced.

     During March 2000, the Company issued 80,000 shares of common stock for $1,000,000 in cash, or $12.50 per share, in a private placement offering.

     During 1997, the Company employed personnel to test market a preliminary version of its product. After the test was completed, certain of these employees agreed to continue employment with the Company without compensation. These individuals were added to the payroll April 1, 2000. The Company was and is not obligated to pay these individuals for services rendered from 1997 through March 31, 2000; however, the Company has recognized expense for these periods and has recognized an equal amount as contributed capital. The related expense was $0 and $29,347, for the three months ended June 30, 2000 and 1999, respectively. The related expense was $45,686 and $89,747 for the nine months ended June 30, 2000 and 1999, respectively.

NOTE 3- RELATED PARTY TRANSACTIONS

     The President of the Company is a member of the board of trustees of the International Academy of Science. The Academy has a program to give their students experience in industry and the Company participates in this program. The Academy also performs research on behalf of the Company under normal contract arrangements. The Company made payments for research services by the Academy during the nine months ended June 30, 2000 and 1999 of $31,542 and $43,923, respectively. The Company is a steering committee member of WGNA which is a special interest group established to administer WideBand Networking as an industry standard. WGNA is hosted by the International Academy of Science.

     The President of the Company owns a controlling interest in FSIX Corporation. FSIX manufactures a line of file server products most of which utilize WideBand adapters manufactured by the Company. The Company also markets servers produced by FSIX through its dealer organization. Payments to and from FSIX during all periods presented were nominal.

NOTE 4- NONCASH INVESTING AND FINANCING ACTIVITIES

     In June 1999, the Company issued 88,218 shares of common stock to a director for the following: 1) settlement of a $60,550 capital lease obligation related to equipment, 2) purchase of land for $71,540 and 3) purchase of a building for $330,000. The total value of the items settled and received was $441,090, or $5.00 per share.