Form 10KSB
period 2000-09-30
WIDE BAND CORP
filed 2000-12-20
CIK 1010579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended 30 September 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________________ to _____________

Commission file number     0-28002

                             WideBand Corporation
               (Name of small business issuer in its charter)

                                    Nevada
       (State or other jurisdiction of incorporation or organization)

                                  87-0363656
                     (I.R.S. Employer Identification No.)

                         401 West Grand, Gallatin, MO
                   (Address of principal executive offices)

                                     64640
                                   (Zip Code)

Issuer's telephone number    (660) 663-3000

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:
          Common Stock                 $.01 par value
        (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year.

     For the year ended September 30, 2000, WideBand Corporation gross revenues were $396,241.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of 4 October 2000, the aggregate market value of voting common equity (there are no non-voting shares) held by non-affiliates of WideBand Corporation was $28,368,648, as determined by the average per/share price of the equity sold on that day.


                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of 8 December 2000, WideBand Corporation had 13,122,345 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
     Proxy material sent to shareholders and to the Securities and Exchange Commission pursuant to the Annual Meeting of Shareholders held 15 November 2000 is incorporated by reference in Part III - Items 10 & 11.


Transitional Small Business Disclosure Format (Check one): Yes ___; No _X_

                               TABLE OF CONTENTS


PART I.

     Item 1.  Description of Business.....................................  4
     Item 2.  Description of Property.....................................  5
     Item 3.  Legal Proceedings...........................................  6
     Item 4.  Submission of Matters to a Vote of Security Holders.........  6

PART II.
     Item 5.  Market for Common Equity and Related Stockholder Matters....  6
     Item 6.  Management's Discussion and Analysis or Plan of Operation...  7
     Item 7.  Financial Statements........................................  8
     Item 8.  Changes In and Disagreements With Accountants...............  8

PART III.
     Item 9.  Directors, Executive Officers Compliance With Section 16(a)
              of the Exchange Act.........................................  8
     Item 10. Executive Compensation......................................  8
     Item 11. Security Ownership of Certain Beneficial Owners & Management  9
     Item 12. Certain Relationships and Related Transactions..............  9
     Item 13. Exhibits and Reports on Form 8-K............................  9

                                    PART I

Item 1. Description of Business.

Form & Year of Organization
     WideBand Corporation was formed in 1994 as a Missouri Corporation. On 1 March 2000 WideBand merged with Vis Viva Corporation, a Nevada reporting company that was formed in 1980 and registered with the Securities and Exchange Commission in 1996. The reverse merger, in which Vis Viva was the surviving entity, called for a 7-to-1 split of Vis Viva shares, and the adoption of the WideBand Corporation name and business.

Material Reclassification, Merger, Purchase or Sale of Assets
     During the month of March 2000, WideBand Corporation conducted a private placement of 80,000 shares of its common stock at a price of $12.50 per share. This private placement brought $1 million dollars into the Company.

Principal Products and their Markets
     WideBand Corporation is a manufacturer and marketer of high-performance networking products for education. These products are based on the WideBand and eEthernet (pronounced Enhanced Ethernet) networking technologies, whose features are designed to support education's demand for an affordable way to send multiple feeds of high-quality video over their networks.

     WideBand's Gigabit networking technology was designed with a unique combination of features including Gigabit speed, dual network capability, Buffered Packet Synchronization, the ability to use the existing infrastructure, straightforward management, and a robust physical layer.

     eEthernet is a WideBand technology that is designed to improve network performance by eliminating many of the physical layer problems of Fast Ethernet segments and by providing access to the WideBand backbone through a WideBand
Accelerator and a simple connector-type converter.    eEthernet is 100
Megabit-per-second Fast Ethernet operating full duplex (transmitting and receiving at the same time) over cable pairs 12 and 78, without data collisions, and with power provided on the unused pairs for direct connected devices. WideBand and eEthernet products include adapters, concentrators, switches, accelerators, and high performance networking accessories.

     The WideBand and eEthernet technologies are open standards supported and managed by the 100-member WideBand Gigabit Networking Alliance (WGNA), which ensures interoperability within the standard and compatibility with existing legacy equipment and infrastructures.

Distribution Methods
     WideBand has been shipping its product for over three years and has been marketing through a single-tier reseller network of dealers worldwide. In addition, the Company has begun to license its technologies to other companies to manufacture and market WideBand products.

Targeted Market Segments
     While the technological features of WideBand provide opportunity for penetration into a number of market segments, Management has identified the educational market as an ideal match for WideBand networking technology. The educational market will be the primary focus of WideBand's initial marketing program.

Competitive Position
     WideBand's competitors are those companies that currently produce and sell computer networking adapters, hubs and switches. Some of these companies are firmly entrenched in the market, with good name recognition and a track record of providing quality products. WideBand's advantage in this arena will come from offering a quality product with more bandwidth at a comparable price.

Sources and Availability of raw materials; Names of principal suppliers
     Raw materials for WideBand products are available from a variety of suppliers. WideBand currently utilizes Cypress Semiconductor to supply several key electronic devices that are used in WideBand products. This relationship will continue until the functions performed by these devices are incorporated into the Application Specific Integrated Circuits (ASICs).

Significant Customers
     WideBand sells to many customers involved in various industries (e.g. government and education). Several high dollar customers represent sales by WideBand in the aggregate amount of 10% or more of the consolidated revenues of WideBand. However, these customers do not represent a risk to WideBand as new high dollar customers are gained each year.

Patents, Trademarks, Licenses, etc.
     WideBand networking technology, on which WideBand's products are based, is protected by several patents and patents pending. The patents are held by Dr. Roger E. Billings, WideBand founder and President and the inventor of the technology. WideBand Corporation has an exclusive license to manufacture, market, and sub-license the technology of Dr. Billings' patents and patents pending. Under the terms of the license agreement, WideBand is to pay a royalty equal to 1.5% of gross sales to Dr. Billings. The duration of the agreement is not limited.

     The Company has entered into a licensing agreement with JMKS International Marketing & Finance Limited giving WideBand the right to incorporate JMKS educational programs as an integrated component of WideBand fs-ix servers for marketing throughout the United States. The Company pays a royalty for each topic integrated. The Company has also entered into a licensing agreement with SMC Networks, granting SMC non-exclusive rights to make, use, and sell products using the Company's proprietary technology. Under the terms of the agreement, SMC is required to pay a per-port royalty on its sales of products using WideBand technology.

Regulation
     WideBand is subject to regulation by the Federal Communications Commission regarding radiation emissions from its computer hardware products. WideBand has contracted with an FCC registered laboratory to have emissions tests conducted. These tests have concluded that WideBand networking products fall within the guidelines required by the FCC for the office and professional environment.

Research and Development
     WideBand incurred fairly substantial research and development costs during periods ended September 30, 2000 and 1999 ($147,696 and $229,968 respectively), as the Company developed products during its start-up phase. Development of the first set of products is nearing completion, however, work is already underway on the next generation of products. This is evidence of WideBand's commitment to the research and development of new products to keep the Company vital.

Employees
     WideBand personnel currently consists of 11 employees.


Item 2. Description of Property.
     WideBand Corporation owns a 15,000 square foot structure located in Gallatin, Missouri, which houses WideBand's corporate headquarters and its manufacturing operations. The Corporation has also purchased 20 acres of land in the newly developed Gallatin Industrial Park. WideBand intends to use this land for future expansion, moving its headquarters to the new facility to enable manufacturing to expand within the current facility.

     Management has not set a target date nor made definitive plans on the building of its new headquarters.

     WideBand's current headquarters has a federal tax basis of $300,000, and is depreciated by the GDS Straight Line method over 39 years. The unimproved real estate in the Gallatin Business Park has a federal tax basis of $71,540 and is not depreciated.


Item 3. Legal Proceedings.
     WideBand Corporation is not involved in any legal proceedings which are material to its business or operations or to the duties and obligations of any of its officers and directors.


Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of Security Holders during the fourth quarter of WideBand Corporation's fiscal year ended September 30, 2000.


                               PART II

Item 5. Market for Common Equity and Related Stockholders Matters.
     WideBand shares are quoted on the NASDAQ over-the-counter Bulletin Board market under the symbol "ZWBC". The following table sets forth the high and low bid price for each quarter within the last two fiscal years. The prices were obtained from quotations published by the National Quotation Bureau LLC, and Commodity Systems, Inc.

     Bid prices prior to December 31, 1999 reflect prices for equity shares of Vis Viva Corporation, into which WideBand merged in the first quarter of 2000.

     Quarter Ending     High Bid     Low Bid
      30 Sep 1998           1/4          1/4
      31 Dec 1998           1/4          1/8
      31 Mar 1999           1/8          1/8
      30 Jun 1999           1/8          1/8
      30 Sep 1999           1/8          1/8
      31 Dec 1999           1/8          1/8
      31 Mar 2000        22            1
      30 Jun 2000        16            8
      30 Sep 2000         9 1/2        7 1/2


     The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not reflect actual transactions.

     As of September 30, 2000, there were approximately 270 WideBand shareholders of record.

     WideBand has not declared or paid any cash dividends on its shares and it is not anticipated that cash dividends will be declared in the foreseeable future. The payment of dividends will depend on future earnings, future capital needs of WideBand, and other factors deemed pertinent by WideBand's Board of Directors. Otherwise, there are currently no restrictions that limit the ability of WideBand to pay dividends on its common shares, and none are likely to arise in the future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-K, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW
     WideBand Corporation was formed in 1994 as a manufacturer and marketer of high-performance networking products. These products are based on the WideBand and eEthernet (pronounced Enhanced Ethernet) networking technologies, whose features are designed to support demand for an affordable way to send multiple feeds of high-quality video over computer networks. The company generates revenue primarily through the sale of these products to educational institutions. The company has also started to license its patented technology to generate royalty income.

     On 1 March 2000 WideBand merged with Vis Viva Corporation, a company formed in 1980 and registered as a Nevada reporting company in 1996. This merger did not affect the Company's methods of operations, technologies, or customer base.

     The Company recognizes revenues upon delivery and acceptance of the products or services by the customer. Costs associated with the manufacture of products are capitalized and amortized to cost of goods sold as the respective revenue is recognized.


COMPARISON OF YEAR ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999
     Sales increased as new product lines were introduced and existing product lines were promoted. Sales of two new product lines, cable and accelerators, accounted for $107,388 of total sales for the year ended September 30, 2000. Three continuing product lines, PCI adapters, concentrators, and kits experienced sales of $212,074 for the year ended September 30, 2000, an increase of $141,493 over the prior period.

     WideBand experienced a temporary reduction in research and development expense due to a shift in focus to manufacturing and selling. However, research and development of new products is continuing, and as such we do not expect these reductions in cost to continue.

     The company is focused on managing expenses in selling and general and administrative areas. The increase experienced is partly due to increased expenses for professional services that are required as a result of the reorganization and change to a publicly held company. These expenses are expected to continue. The increases experienced in selling and general and administration are also partly due to $77,000 in common stock that was issued as compensation to certain finders, agents and consultants in connection with the reorganization. This is a one-time expense and is not expected to continue.

     WideBand remains in the development and early promotion stages. Losses are expected to continue for the near future.


SOURCES OF CASH
     The Company generates cash primarily through the sale of its high-performance networking products. At this time, the Company is focused on sales to educational institutions due to the perfect fit of WideBand technology to meet their requirements to send multiple feeds of high-quality video over their networks. The Company also markets to government and private industry. In support of generating sales and licensing leads, WideBand displays its technology each year at several computer shows including COMDEX.

     The fluctuation in cash provided by financing activities to $1,226,118 in the twelve months ended September 30, 2000 vs. $125,443 in the nine months ended September 30, 1999, was primarily due to a private placement offering of 80,000 shares of common stock to fund completion of initial research and development products and broaden market penetration through major marketing campaigns. This private placement resulted in a $1,000,000 inflow of cash to the Company. The Company also received $226,118 cash as a result of the merger with Vis Viva Corporation.

     The Company does not have any financing through borrowings and as such does not have any long-term debt or associated interest expense.


USES OF CASH

     Cash is used by operations to cover the cost of manufacturing goods for sale. Included in these costs are the purchase of raw materials inventory and the maintenance of manufacturing and testing equipment.

     The Company requires funds for continuing research and development. This requirement will continue as the Company is committed to the research and development of new products to keep the Company vital.

     During the year the Company spent $10,742 on patents covering different
aspects of WideBand's proprietary technology.   At this time seven patents have
been issued - one in 1997, three in 1998, three in 2000, and a number of patents are pending.


Item 7. Financial Statements.
     See the Company's financial statements attached to this 10-KSB report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
     There have been no changes in, nor disagreements with accountants.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
     No disclosure is required or furnished.


Item 10. Executive Compensation.
     Information on Executive Compensation is contained in the Proxy Material sent to the Securities and Exchange Commission and to WideBand Shareholders in conjunction with the Annual Meeting of Shareholders held 15 November 2000, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management. Information regarding the Security Ownership of Certain Beneficial Owners
and Managers is contained in the Proxy Material sent to the Securities and Exchange Commission and to WideBand Shareholders in conjunction with the Annual Meeting of Shareholders held 15 November 2000.


Item 12. Certain Relationships and Related Transactions.
     None.


Item 13. Exhibits and Reports on Form 8-K.
     Index of Exhibits:
          1. (#20) Proxy material submitted to security holders in conjunction with the Annual Meeting of Shareholders held 15 November 2000, filed with the SEC prior to the meeting, and incorporated herein by reference.

          2.  (#27)  Financial Data Schedule

     There were no reports filed on Form 8-K during the last quarter of the fiscal year ended September 30, 2000.



                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By _____________________/s/________________________
     Roger E. Billings, President, CEO, Director

Date ________________12/19/00______________________



* Print the name and title of each signing officer under his signature.

                             WideBand Corporation

                             Financial Statements

                               Table of Contents




Report of Independent Certified Public Accountants.......................   F-1

Balance Sheets - September 30, 2000 and 1999.............................   F-2

Statements of Operations for the year ended September 30, 2000 and for
the nine months ended September 30, 1999.................................   F-3

Statements of Stockholder's Equity for the nine months ended September
30, 1999 and for the year ended September 30, 2000.......................   F-4

Statements of Cash Flows for the year ended September 30, 2000 and the
nine months ended September 30, 1999s....................................   F-5

Notes to Financial Statements............................................   F-6

        HANSEN, BARNETT & MAXWELL                               (801) 532-2200
        A Professional Corporation                          Fax (801) 532-7944
        CERTIFIED PUBLIC ACCOUNTANTS             345 East 300 South, Suite 200
                                               Salt Lake City, Utah 84111-2693

        Member of AICPA Division of Firms
        Member of SECPS
        Member of Summit International Associates




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and the Stockholders
WideBand Corporation

We have audited the accompanying balance sheets of WideBand Corporation as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2000 and for the nine months ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WideBand Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the year ended September 30, 2000 and the nine months ended September 30, 1999, in conformity with accounting principles generally accepted in the United States.




                                                 HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
November 21, 2000

                             WIDEBAND CORPORATION
                                BALANCE SHEETS


                                                        September 30,
                                                     2000           1999
                                         --------------------------------------
                                    ASSETS

Current Assets
     Cash and cash equivalents                  $   988,310     $   83,902
     Trade accounts receivable                        1,373          6,626
     Inventory                                      169,267         81,027
     Related party receivable                             -          8,430
     Prepaid expenses                                66,865            377
                                              --------------  -------------
          Total Current Assets                    1,225,815        180,362

Property and Equipment                              488,388        477,669
     Less: accumulated depreciation                 (88,350)       (69,020)
                                              --------------  -------------
          Net Property and Equipment                400,038        408,649

Patents, Net of Amortization                         69,758         60,285
                                              --------------  -------------

Total Assets                                    $ 1,695,611     $  649,296
                                              ==============  =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                     $    11,670     $   22,315
     Related party payable                                -          8,873
     Accrued liabilities                             11,229          2,268
                                              --------------  -------------
          Total Current Liabilities                  22,899         33,456
                                              --------------  -------------

Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,122,345 and 12,801,819 shares
       outstanding, respectively                    131,223        128,018
     Additional paid-in capital                   4,399,264      3,057,578
        Accumulated deficit                      (2,857,775)    (2,569,756)
                                              --------------  -------------
          Total Stockholders' Equity              1,672,712        615,840
                                              --------------  -------------
Total Liabilities and Stockholders' Equity      $ 1,695,611     $  649,296
                                              ==============  =============


See the accompanying notes to financial statements.

                             WIDEBAND CORPORATION
                           STATEMENTS OF OPERATIONS

                                                 For the       For the nine
                                               year ended      months ended
                                              September 30,    September 30,
                                                   2000            1999
	                                 ----------------------------------------
Sales                                           $  396,241      $  175,089
Cost Of Sales                                      245,353          91,239
                                               ------------    ------------
Gross Profit                                       150,888          83,850

Expenses
     Research and development                      147,696         229,968
     Selling and general and administrative        302,927         158,501
                                               ------------    ------------
          Total Expenses                           450,623         388,469
                                               ------------    ------------

Loss From Operations                              (299,735)       (304,619)
Interest income                                     11,716               -
                                               ------------    ------------

Net Loss                                        $ (288,019)     $ (304,619)
                                               ============    ============
Basic and Diluted Loss Per Share                $ (   0.02)     $ (   0.02)
                                               ============    ============
Weighted Average Number of Common
 Shares Used in Per Share Calculation           12,981,769      12,732,946
                                               ============    ============


See the accompanying notes to financial statements.

                             WIDEBAND CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY



                                                                       Additional                          Total
                                             Common Stock               Paid-In        Accumulated      Stockholders'
                                         Shares         Amount          Capital          Deficit           Equity
------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998            12,688,601     $  126,886     $  2,404,578     $ (2,265,137)     $    266,327


Shares issued for cash                     25,000            250          124,750                -           125,000
Shares issued for assets                   88,218            882          440,208                -           441,090
Services contributed by employees               -              -           88,042                -            88,042
Net loss for the period                                                                   (304,619)         (304,619)
                                      ------------   ------------   --------------   --------------    --------------
Balance - September 30, 1999           12,801,819        128,018        3,057,578       (2,569,756)          615,840


Shares returned for legal expense         (11,000)          (110)          (8,890)               -            (9,000)
Shares issued for assets of Vis Viva      196,526          1,965          229,241                -           231,206
Shares issued for services                 55,000            550           76,450                -            77,000
Shares issued for cash                     80,000            800          999,200                -         1,000,000
Services contributed by employees               -              -           45,685                -            45,685
Net loss for period                                                                       (288,019)         (288,019)
                                      ------------   ------------   --------------   --------------    --------------
Balance - September 30,2000            13,122,345     $  131,223     $  4,399,264     $ (2,857,775)     $  1,672,712


See the accompanying notes to financial statements.

                             WIDEBAND CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                        For the     For the nine
                                                      year ended    months ended
                                                     September 30,  September 30,
                                                         2000           1999
                                                    -------------- --------------
Cash Flows From Operating Activities
     Net loss                                         $ (288,019)    $ (304,619)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
          Depreciation and amortization                   20,599         35,808
          Stock issued for services                       77,000              -
          Common stock received as reimbursement
            for legal expense                             (9,000)             -
          Services contributed by employees               45,686         88,042
     Changes in operating assets and liabilities:
          Trade receivables                               13,683            (64)
          Prepaid assets                                 (66,488)             -
          Inventory                                      (88,240)        54,382
          Accounts payable                               (19,518)        22,315
          Deferred revenue                                     -            400
          Accrued liabilities                              8,961              -
                                                      -----------    -----------
          Net Cash and Cash Equivalents Used In
            Operating Activities                        (305,336)      (103,736)
                                                      -----------    -----------

Cash Flows From Investing Activities
     Proceeds from sale of securities                      5,087              -
     Payments for patents                                (10,742)        (7,526)
     Purchase of equipment                               (10,719)        (1,535)
                                                      -----------    -----------
          Net Cash and Cash Equivalents Used In
            Investing Activities                         (16,374)        (9,061)
                                                      -----------    -----------

Cash Flows From Financing Activities
     Common stock issued for cash                      1,000,000        125,000
     Payments on payable to related party                      -            443
     Net cash received in Vis Viva acquisition           226,118              -
                                                      -----------    -----------

          Cash and Cash Equivalents Provided By
            Financing Activities                       1,226,118        125,443
                                                      -----------    -----------

Net Increase in Cash                                     904,408         12,646

Cash and Cash Equivalents At Beginning of Period          83,902         71,256
                                                      -----------    -----------
Cash and Cash Equivalents At End of Period            $  988,310     $   83,902
                                                      ===========    ===========


See the accompanying notes to financial statements.

                             WIDEBAND CORPORATION
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations- Wideband Corporation was incorporated on September 23, 1994 under the laws of the State of Missouri. Wideband is engaged in developing, manufacturing, and marketing high performance computer networking products.

On February 28, 2000, Wideband Corporation ('WideBand') entered into a reorganization agreement with Vis Viva Corporation ('Vis Viva') whereby the shareholders of WideBand exchanged all of the outstanding WideBand common shares for 12,801,819 common shares of Vis Viva. The agreement was accounted for as the reorganization of WideBand, as a stock split of the WideBand common shares outstanding, and the acquisition of Vis Viva's assets in exchange for 196,526 shares of common stock. Vis Viva did not have any operations and had only investment assets at the date of the agreement. Accordingly, the common shares issued were recorded at the fair value of the Vis Viva assets at the time of the reorganization.

The assets acquired were cash of $226,118 and investments in available-for-sale securities of $5,088. In addition, Vis Viva changed its name to WideBand Corporation. As part of the reorganization, the number of authorized shares of common stock was increased from 15,000,000 to 20,000,000 shares. The financial statements included herein prior to the reorganization are those of WideBand and have been restated on a retroactive basis for all periods presented for the effects of a stock split to reflect this change.

Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the financial statements, the Company has sustained losses from operations of $288,019 and $304,619 during the year and nine months ended September 30, 2000 and 1999, respectively. In addition, operating activities have used cash of $305,336 and $103,736 during the year and nine months ended September 30, 2000 and 1999, respectively. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. Management plans to begin selling its networking products in commercial quantities and has entered into licensing agreements which allow others to market and sell products utilizing the Company's technology. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due.

Trade Accounts Receivable- Due to subsequent collection of trade accounts receivable, an allowance for doubtful accounts was not required.

Concentration of Risk and Segment information- The Company operates solely in the computer networking industry and has assets only within the United States. However, the Company has sales throughout the world. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales. The risk of loss of a major customer subjects the Company to the possibility of decreased sales.

Cash Equivalents and Fair Value of Financial Instruments- Cash equivalents include highly liquid investments with original maturity of three months or less, readily convertible to known amounts of cash. At September 30, 2000, the Company had cash in excess of federally insured limits of $787,664.

The amounts reported as cash and cash equivalents, trade accounts receivable, prepaid expenses, trade accounts payable and accrued liabilities are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Inventory- Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Research and Development Expense- Costs directly associated with research and development activities in the computer networking industry are expensed as incurred. These costs include software development costs included as a component of the Company's product.

Patents- Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. The patents are amortized on a straight-line basis over a 15-year period beginning on the date the patents are issued. Amortization expense was $1,269 and $2,662 during the year and nine months ended September 30, 2000 and 1999, respectively.

The realization of patents and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets. Fair value is determined based on expected discounted net future cash flows. The analyses necessarily involve significant management judgement to evaluate the capacity of an asset to perform within projections.

Property and Equipment- Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, which are five to thirty-nine years. Maintenance and repairs are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is included in operations.

Sales Recognition- Sales are recognized upon delivery and acceptance of the products or services by the customer.

Advertising Costs- Advertising costs are expensed when incurred. Advertising expense was $13,065 and $9,712 for the year and nine months ended September 30, 2000 and 1999, respectively.

Income Taxes- The Company recognizes the amount of income taxes payable or refundable and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases and for operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Stock-Based Compensation- Stock-based compensation related to stock options granted to employees is measured by the intrinsic value method. This method recognizes compensation expense based on the difference between the fair value of the underlying common stock and the exercise price of the stock options on the date granted. Stock-based compensation to non-employees is measured by the fair value of the stock options and warrants on the grant date as determined by the Black-Scholes option pricing model.

Basic and Diluted Loss Per Share- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution, which could occur if all potentially issuable common shares from stock options resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because 60,000 and 100,000 potentially issuable common shares at September 30, 2000 and 1999, respectively, would have decreased diluted loss per share and have been excluded from the calculation.

Reclassification- Certain previously reported amounts have been reclassified to conform to the September 30, 2000 presentation. These reclassifications had no effect on previously reported net income.


NOTE 2- STOCKHOLDERS' EQUITY

In April 1999, the Company filed suit against a shareholder for attempting to utilize the Company's proprietary technology. In May 1999, the court ordered the shareholder to pay the Company $9,000 for reimbursement of attorneys fees incurred. In October 1999, the Company and the shareholder entered into a settlement agreement wherein the shareholder returned 11,000 shares of the Company's common stock to the Company in satisfaction of the $9,000 receivable at $0.82 per share. No unstated rights were received or given in connection with the settlement agreement.

In connection with the reorganization with Vis Viva, the Company issued 55,000 shares of common stock as compensation to certain finders, agents and consultants in February 2000. The 55,000 shares of common stock were valued at $77,000, or $1.40 per share. The value per share was the market value of Vis Viva's common shares on September 6, 1999, the date of an agreement on the purchase price and the proposed reorganization was announced.

During March 2000, the Company issued 80,000 shares of common stock for $1,000,000 in cash, or $12.50 per share, in a private placement offering.

During 1997, the Company employed personnel to test-market a preliminary version of its product. After the test was completed, certain of these employees agreed to continue employment with the Company without compensation. These individuals were added to the payroll April 1, 2000. The Company was and is not obligated to pay these individuals for services rendered from 1997 through March 31, 2000; however, the Company has recognized expense for these periods and has recognized an equal amount as contributed capital. The related expense was $45,685 and $88,042, for the year and nine months ended September 30, 2000 and 1999, respectively.

In June 1999, the Company issued 88,218 shares of common stock to a director as detailed in note 4.


NOTE 3- RELATED PARTY TRANSACTIONS

The President of the Company is a member of the board of trustees of the International Academy of Science. The Academy has a program to give their students experience in industry and the Company participates in this program. The Academy also performs research on behalf of the Company under normal contract arrangements. The Company made payments for research services by the Academy during the year and nine months ended September 30, 2000 and 1999 of $31,542 and $56,074, respectively. The Company is a steering committee member of WGNA which is a special interest group established to administer WideBand Networking as an industry standard. WGNA is hosted by the International Academy of Science.

The President of the Company owns a controlling interest in fs-ix Corporation. fs-ix manufactures a line of file server products, most of which utilize WideBand adapters manufactured by the Company. The Company also markets servers produced by fs-ix through its dealer organization. Payments to and from fs-ix during all periods presented were nominal.

See notes 2, 4, and 9 for other related party transactions.


NOTE 4- NONCASH INVESTING AND FINANCING ACTIVITIES

In June 1999, the Company issued 88,218 shares of common stock to a director for the following: 1) settlement of a $60,550 capital lease obligation related to equipment, 2) purchase of land for $71,540 and 3) purchase of a building for $330,000. The total value of the items settled and received was $441,090, or $5.00 per share.


NOTE 5- STOCK OPTIONS

The Company has issued individual stock options to employees for services. A summary of the status of the Company's stock options as of September 30, 2000 and 1999, and changes during the year and nine months, respectively, then ended are as follows:


                                                                  September 30,
                                                        2000                        1999
                                               -------------------------------------------------------
                                                      Weighted-                   Weighted-
                                                       Average                     Average
                                                 Shares     Exercise Price   Shares    Exercise Price
Outstanding at beginning of year............     100,000        $ 5.00        50,000       $ 5.00
Granted.....................................          --            --        50,000         5.00
Expired.....................................     (40,000)         5.00            --           --
                                                ---------      --------     ---------     --------
Outstanding at end of period................      60,000          5.00       100,000        5.00
                                                =========      ========     =========     ========

Options exercisable at period-end...........      60,000          5.00       100,000        5.00
Weighted-average fair value of options
  granted during the period.................     $    --                     $  3.44
                                                =========                   =========


The weighted-average remaining contractual life of the stock options outstanding at September 30, 2000 was 3.4 years. The Company measures compensation relating to stock options by the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation was recognized from stock options during any period. Had compensation cost from the stock options been determined based upon Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net loss and basic diluted loss per share would have increased to the pro forma amounts indicated below:


                                                   For the     For the nine
                                                 year ended    months ended
                                                September 30,  September 30,
                                                    2000           1999
                                               -------------- --------------

Net loss:
     As reported..............................   $ (288,019)    $ (304,619)
     Pro forma................................     (288,019)      (476,619)
Basic and diluted loss per share:
     As reported..............................   $    (0.02)    $    (0.02)
     Pro forma................................        (0.02)         (0.04)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 respectively: dividend yield of 0.0%; expected volatility of 82%, risk-free interest rate of 5.1% and expected life of the options of 5.0 years. There were no grants during 2000.


NOTE 6- INVENTORY

Inventory consisted of the following:


                                                        September 30,
                                                    2000            1999
                                               -----------------------------

     Materials................................   $  147,742     $   67,181
     Work in process..........................        3,583          8,382
     Finished goods...........................       17,942          5,464
                                                ------------   ------------
     Total....................................   $  169,267     $   81,027
                                                ============   ============


NOTE 7- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                        	                    	September 30,
                                                    2000            1999
                                               -----------------------------

     Land.....................................   $   71,540     $   71,540
     Building.................................      300,000        300,000
     Manufacturing equipment..................       73,993         73,993
     Other equipment..........................       28,355         17,636
     Automobiles..............................       14,500         14,500
                                                ------------   ------------
     Total....................................   $  488,388     $  477,669
                                                ============   ============

In June 1999, the Company acquired equipment under capital lease obligations from a shareholder/director by issuing common stock, as further described in
Note 4.

Depreciation expense was $19,330 and $22,018 for the year and nine months ended September 30, 2000 and 1999, respectively.


NOTE 8- INCOME TAXES

The net loss for all periods presented resulted entirely from operations within the United States. There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset were as follows:


                                                        September 30,
                                                    2000            1999
                                               -----------------------------

     Depreciation............................    $    8,925     $       --
     Operating loss carryforwards............       654,801        685,402
     Valuation allowance.....................      (663,726)      (685,402)
                                                ------------   ------------
     Net Deferred Tax Asset..................    $       --     $       --
                                                ============   ============

For tax reporting purposes, the Company had operating loss carryforwards of $1,717,510 at September 30, 2000, which will expire beginning in the year 2007. The Company had a capital loss carryforward of $436,530 at September 30, 2000, which will expire in the year 2004.

The following is a reconciliation of the tax benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:


                                                          September 30,
                                                      2000            1999
                                                 -----------------------------

Tax at statutory rate (34%)....................    $  (95,206)    $ (103,570)
Non-deductible expenses........................       128,433         34,776
Change in valuation allowance..................       (21,676)        81,360
State tax benefit, net of federal tax effect...       (11,551)       (12,566)
                                                  ------------   ------------
Net Income Tax Expense.........................    $       --     $       --
                                                  ============   ============




NOTE 9- LICENSING AGREEMENTS

The Company has an exclusive licensing agreement with the Company's president and majority stockholder relative to patents and patent applications. Under the terms of the agreement, the Company is required to pay a royalty of 1.5% of sales to the president. Payments of $2,271 were made during the year ended September 30, 2000 regarding this licensing agreement.

The Company entered into a licensing agreement on the 4th of February, 2000, with JMKS International Marketing & Finance Limited. This agreement gives the Company the right to incorporate and market JMKS educational programs in conjunction with WideBand fs-ix servers. Under the terms of the agreement, WideBand is required to pay a royalty for each educational topic sold.
No payments have yet been made under this licensing agreement.

The Company entered into a licensing agreement on the 12th day of May 2000, with SMC Networks. This agreement grants non-exclusive rights to SMC Networks to make, use, and sell products using the Company's proprietary technology. Under the terms of the agreement, SMC Networks is required to pay a per port royalty to the Company on their sale of any products using this proprietary technology. No payments have yet been made under this licensing agreement.


NOTE 10- MAJOR CUSTOMERS

Sales to major customers and their percentage of sales are as follows:


                          For the year ended          For the nine months
                             September 30,            ended September 30,
                                 2000                        1999
                         ---------------------       ---------------------
Customer "A"............   $  67,795    17%                 ----    ---
Customer "B"............      52,714    13%                 ----    ---
Customer "C"............      41,000    10%                 ----    ---
Customer "D"............        ----    ---               27,709    16%
Customer "E"............        ----    ---               17,340    10%



Export sales to customers in various countries were 5% and 3% of sales during the year and nine months ended September 30, 2000 and 1999, respectively.

NOTE 11- SUBSEQUENT EVENTS

In October, 2000 WideBand entered into a licensing agreement with Accton Technology Corporation, a corporation organized and existing under the laws of the country of Taiwan, R.O.C. This agreement grants non-exclusive rights to Accton Technology Corporation to make, use, and sell products using the Company's proprietary technology. Under the terms of the agreement, Accton Technology Corporation is required to pay a per port royalty to the Company on the sale of any products using this proprietary technology. No payments have yet been made under this licensing agreement.