Form 10QSB
period 2000-12-31
WIDE BAND CORP
filed 2001-02-15
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                For the quarterly period ended 31 December 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

                         Commission file number 0-28002

                             WideBand Corporation
       (Exact name of small business issuer as specified in its charter)

                                    Nevada
        (State or other jurisdiction of incorporation or organization)

                                  87-0363656
                       (IRS Employer Identification No.)

                      401 West Grand, Gallatin, Mo 64640
                   (Address of principal executive offices)

                                (660) 663-3000
                          (Issuer's telephone number)


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of 30 January 2001, WideBand Corporation had 13,122,345 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements                                         3
     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    3


PART II. OTHER INFORMATION
     Item 4. Submission of Matters to a Vote of Security Holders          4
     Item 6. Exhibits and Reports on Form 8-K                             5

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     See the Company's financial statements attached to this 10-QSB report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The Company recognizes revenues upon delivery and acceptance of the products or services by the customer. Costs associated with the manufacture of products are included in inventory and expensed to cost of goods sold as the respective revenue is recognized.


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 TO THE THREE MONTHS ENDED DECEMBER 31, 1999

     Sales increased modestly during the period, in part due to payments received from partners participating in the Comdex launch of new products in November.

     The increase in selling and general and administrative expenses are due to an increased focus on sales and marketing of the Company's products. As the Company continues to enter the marketplace, these expenses are expected to increase in order to generate sales revenue. Increases in sales supplies, literature, and trade shows accounted for $63,978 of selling and general and administrative expenses for the three months ended December 31, 2000.

SOURCES OF CASH

     The Company generates cash primarily through the sale of its high-performance networking products. The Company is focused on sales to educational institutions. The Company also plans to market to government and private industry. In support of generating sales and licensing leads, WideBand displays its technology each year at several computer shows including COMDEX.

     The Company does not have any financing through borrowings and as such does not have any long-term debt or associated interest expense.


USES OF CASH

     Costs as a percentage of sales are expected to decrease as the Company's manufacturing facility is used to a greater capacity.

     The Company requires funds for continuing research and development. This requirement will continue as the Company is committed to the research and development of new products to keep the Company vital.

     Selling and general and administration costs have increased due to increased expenses for professional services that are required as a result of the reorganization and change to a publicly held company. Additional payroll expenses of $24,232 for the three months ended December 31, 2000, were experienced due to a ramp up in manufacturing. The increases experienced in selling and general and administration are also partly due to an increased focus on sales and marketing, leading to increased expenses in this area.


                         PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     WideBand Corporation held its Annual Shareholders Meeting on 15 November 2000 in which it elected the following members of the board of directors:
Dr. Roger E. Billings, Chairman, Donald N. Fenn, Director, and Dr. Maria Sanchez, Director.

     Shareholders also voted to ratify the appointment of Hansen, Barnett, and Maxwell of Salt Lake City, Utah, to continue as independent auditors for WideBand Corporation. There was no other business conducted at the meeting.

     All voting was unanimous in the affirmative, for each director as well as for the ratification of the appointment of the independent auditors, as follows:

        Total votes cast in person or by proxy:       11,871,796

        Votes approving each director:                11,871,796
        Votes disapproving each director:                      0
        Abstentions:                                           0

        Votes approving ratification of auditors:     11,871,796
        Votes disapproving ratification:                       0
        Abstentions:                                           0


Item 6. Exhibits and Reports on Form 8-K.

    (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during this quarter.


      ___________________________________________________________________



                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WideBand Corporation
                                                      (Registrant)


Date ____2/14/01_____         __________/s/ Roger E. Billings__________________
                               Dr. Roger E. Billings, President, CEO, Director

                             WideBand Corporation
                        Condensed Financial Statements

                               Table of Contents



Condensed Balance Sheets - December 31, 2000 and September 30,
     2000 (Unaudited)                                                  F-1

Condensed Statements of Operations for the three months ended
     December 31, 2000 and 1999 (Unaudited)                            F-2

Condensed Statements of Cash Flows for the three months ended
     December 31, 2000 and 1999 (Unaudited)                            F-3

Notes to Condensed Financial Statements                                F-4

                             WIDEBAND CORPORATION
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                           December 31,   September 30,
                                               2000           2000
                                          -------------- --------------
                                    ASSETS
Current Assets
     Cash and cash equivalents              $   901,680    $   988,310
     Trade accounts receivable                    7,819          1,373
     Inventory                                  180,759        169,267
     Prepaid expenses                            23,807         66,865
                                            ------------   ------------
          Total Current Assets                1,114,065      1,225,815

Property and Equipment                          488,388        488,388
     Less: accumulated depreciation             (97,343)       (88,350)
                                            ------------   ------------
          Net Property and Equipment            391,045        400,038

Patents, Net of Amortization                     69,232         69,758
                                            ------------   ------------

     Total Assets                           $ 1,574,342    $ 1,695,611
                                            ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                 $    30,190    $    11,670
     Accrued liabilities                          9,194         11,229
                                            ------------   ------------
          Total Current Liabilities              39,384         22,899
                                            ------------   ------------
Stockholders' Equity
     Common Stock - $0.01 par value;
          20,000,000 shares authorized;
          13,122,345 shares outstanding         131,223        131,223
     Additional paid-in capital               4,399,264      4,399,264
     Accumulated deficit                     (2,995,529)    (2,857,775)
                                            ------------   ------------
          Total Stockholders' Equity          1,534,958      1,672,712
                                            ------------   ------------
Total Liabilities and Stockholders' Equity  $ 1,574,342    $ 1,695,611
                                            ============   ============



See the accompanying notes to condensed financial statements.

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                For the three  For the three
                                                months ended   months ended
                                                December 31,   December 31,
                                                    2000           1999
                                               -------------- --------------
Sales                                            $  151,565     $   89,425
Cost of Sales                                        93,912         53,285
                                                 -----------    -----------
     Gross Profit                                    57,653         36,140

Expenses
     Research and development                        47,644         32,851
     Selling and general and administrative         153,498         57,939
                                                 -----------    -----------
          Total Expenses                            201,142         90,790


Loss From Operations                               (143,489)       (54,650)

Interest income                                       5,735            327
                                                 -----------    -----------

Net Loss                                         $ (137,754)    $  (54,323)
                                                 ===========    ===========

Basic and Diluted Loss Per Share                 $    (0.01)    $    (0.00)
                                                 ===========    ===========

Weighted Average Number of Common Shares
     Used in Per Share Calculation               13,122,345     12,801,819
                                                 ===========    ===========




See the accompanying notes to condensed financial statements.

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                For the three  For the three
                                                months ended   months ended
                                                December 31,   December 31,
                                                    2000           1999
                                               -------------- --------------
Cash Flows From Operating Activities
     Net loss                                    $ (137,754)    $  (54,323)
     Adjustments to reconcile net loss
      to net cash used by operating
      activities:
          Depreciation and amortization               9,629          5,150
          Services contributed by employees               -         31,409
     Changes in operating assets and
      liabilities:
          Trade receivables                          (6,446)        (3,124)
          Prepaid assets                             43,058           (121)
          Inventory                                 (11,492)        (6,822)
          Accounts payable                           18,520        (22,202)
          Accrued liabilities                        (2,035)         2,619
                                                 -----------    -----------
          Net Cash and Cash Equivalents Used
           in Operating Activities                  (86,520)       (47,414)
                                                 -----------    -----------

Cash Flows From Investing Activities
     Payments for patents                              (110)        (7,012)
     Purchase of equipment                                -        (12,323)
     Collections on notes receivable
      from related party                                  -          8,430
                                                 -----------    -----------
          Net Cash and Cash Equivalents Used
           in Investing Activities                     (110)       (10,905)
                                                 -----------    -----------

Cash Flows From Financing Activities
     Payments on payable to related party                 -         (8,873)
                                                 -----------    -----------
          Cash and Cash Equivalents Used in
           Financing Activities                           -         (8,873)
                                                 -----------    -----------


Net Decrease in Cash                                (86,630)       (67,192)

Cash and Cash Equivalents At Beginning of Period    988,310         83,902
                                                 -----------    -----------

Cash and Cash Equivalents At End of Period       $  901,680     $   16,710
                                                 ===========    ===========




See the accompanying notes to condensed financial statements.

                             WIDEBAND CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1- INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by WideBand Corporation (the Company) and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

     The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of September 30, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended September 30, 2001.