Form 10QSB
period 2001-04-30
WIDE BAND CORP
filed 2001-05-03
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                 For the quarterly period ended  31 March 2001

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

     As of 30 April 2001 WideBand Corporation had 13,122,345 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION
       Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . 3
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . 3


PART II.  OTHER INFORMATION
       Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 4

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

     See the Company's financial statements attached to this 10-QSB report.


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-Q, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

     WideBand Corporation was formed in 1994 as a manufacturer and marketer of high-performance networking products. These products are based on the WideBand and Enhanced Ethernet networking technologies, whose features are designed to support demand for an affordable way to send multiple feeds of high-quality video over computer networks. The company generates revenue primarily through the sale of these products to educational institutions. The company has also started to license its patented technology to generate royalty income.

     The Company is focused on sales to the education market but also plans to market to government and private industry. In generating sales and licensing leads, WideBand exhibits its technology and offers its network training courses at several large international and a number of smaller regional computer shows throughout the year. The Company also participates in special educational programs such as NEAP (National Education Acceleration Program) to promote its products within the education community.

     The Company recognizes revenues upon delivery and acceptance of the products or services by the customer. Costs associated with the manufacture of products are included in inventory and expensed to cost of goods sold as the respective revenue is recognized.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED
MARCH 31, 2000,   AND THE SIX MONTHS ENDED MARCH 31, 2001 TO THE SIX MONTHS
ENDED MARCH 31, 2000

     Research and development costs increased for the three-month and the six-month periods ending March 31, 2001, compared with the three and six-month periods ending March 31, 2000 as part of the continuing commitment of the Company to stay on the cutting edge of product development and enhancement.

Selling and general and administrative expenses decreased for the three-month period ending March 31, 2001 compared with the same three-month period for 2000, but were up slightly for the six-month period ending March 31, 2001, as compared with the six months ending March 31, 2000, reflecting fluctuations in marketing costs associated with trade show exhibits and the periodic printing of new literature.


SOURCES OF CASH

     The Company generates cash primarily through the sale of its networking products. Cash decreased as of March 31, 2001 compared to September 30, 2000 in part due to the purchase of new manufacturing equipment. Cash was also used to increase inventory as of March 31, 2001 compared with September 30, 2000 as the Company prepared to boost production.

     The Company has no financing through borrowings and as such has no long-term debt or associated interest expense.


USES OF CASH

     The Company requires funds for continuing research and development. This requirement will continue as the Company is committed to the research and development of new products to keep the Company vital. The Company also uses cash to fund production of its networking products.

     Property and Equipment increased as a result of the purchase in March 2001 of new manufacturing equipment that will increase the production capacity of the WideBand manufacturing plant. The equipment was purchased to expand and capability of the Company to support new marketing programs.


PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
  (b) Reports on Form 8-K.
     WideBand Corporation filed a Form 8-K report on March 30, 2001 reporting the expanding of the Board of Directors from three members to five with the appointment of Sharla Riead and Jean Kaiser to the Board. The new Directors will also serve as members of the Audit Committee.

     There were no financial statements issued as part of this Form 8-K report.

      ___________________________________________________________________

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WideBand Corporation
                                                  (Registrant)


Date:   2 May 2001              ___________/s/ Roger E. Billings_______________
                                Dr. Roger E. Billings, President, CEO, Director

                             WideBand Corporation
                        Condensed Financial Statements
                               Table of Contents



Condensed Balance Sheets -- March 31, 2001 and September 30, 2000
  (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

Condensed Statements of Operations for the Three and Six Months
  ended March 31, 2001 and 2000 (Unaudited). . . . . . . . . . . . . F-2

Condensed Statements of Cash Flows for the Three and Six Months
  ended March 31, 2001 and 2000 (Unaudited). . . . . . . . . . . . . F-3

Notes to Condensed Financial Statements. . . . . . . . . . . . . . . F-4

                             WIDEBAND CORPORATION
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                    March 31,    September 30,
                                                      2001           2000
                                                 -------------- ---------------
                                    ASSETS
Current Assets
     Cash and cash equivalents                    $   678,155     $   988,310
     Trade accounts receivable                          8,232           1,373
     Inventory                                        211,542         169,267
     Prepaid expenses                                  23,823          66,865
                                                  ------------    ------------
          Total Current Assets                        921,752       1,225,815

Property and Equipment                                593,388         488,388
     Less: accumulated depreciation                  (102,619)        (88,350)
                                                  ------------    ------------
          Net Property and Equipment                  490,769         400,038

Patents, Net of Amortization                           69,163          69,758
                                                  ------------    ------------

Total Assets                                      $ 1,481,684     $ 1,695,611
                                                  ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                       $    25,433     $    11,670
     Accrued liabilities                                5,131          11,229
                                                  ------------    ------------
          Total Current Liabilities                    30,564          22,899
                                                  ------------    ------------
Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,122,345 shares outstanding                  131,223         131,223
     Additional paid-in capital                     4,399,264       4,399,264
     Accumulated deficit                           (3,079,367)     (2,857,775)
                                                  ------------    ------------
          Total Stockholders' Equity                1,451,120       1,672,712
                                                  ------------    ------------
Total Liabilities and Stockholders' Equity        $ 1,481,684     $ 1,695,611
                                                  ============    ============




         See the accompanying notes to condensed financial statements.
                                      F-1

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     For the Three Months           For the Six Months
                                                       Ending March 31,              Ending March 31,
                                                 ---------------------------   ---------------------------
                                                     2001           2000           2001           2000
                                                 ------------   ------------   ------------   ------------

Sales                                             $  38,191      $  97,392      $ 189,756      $ 186,817
Cost of Sales                                        25,245         41,555        119,157         94,840
                                                  ----------     ----------     ----------     ----------
Gross Profit                                         12,946         55,837         70,599         91,977

Expenses
     Research and development                        52,794         29,446        100,438         62,297
     Selling and general and administrative          49,713        108,879        203,211        193,559
                                                  ----------     ----------     ----------     ----------
          Total Expenses                            102,507        138,325        303,649        255,856
                                                  ----------     ----------     ----------     ----------

Loss From Operations                                (89,561)       (82,488)      (233,050)      (163,879)

Interest income                                       5,724            761         11,458          1,079
                                                  ----------     ----------     ----------     ----------

Net Loss                                          $ (83,837)     $ (81,727)     $(221,592)     $(162,800)
                                                  ==========     ==========     ==========     ==========

Basic and Diluted Loss Per Share                  $   (0.01)     $   (0.01)     $   (0.02)     $   (0.01)
                                                  ==========     ==========     ==========     ==========
Weighted Average Number of Common Shares
  Used in Per Share Calculation                   13,122,345     12,830,998     13,122,345     12,841,192
                                                  ==========     ==========     ==========     ==========



         See the accompanying notes to condensed financial statements.
                                      F-2

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           For the six    For the six
                                                                          months  ended  months  ended
                                                                            March 31,      March 31,
                                                                              2001           2000
                                                                          -------------  -------------
Cash Flows From Operating Activities
     Net loss                                                              $ (221,592)    $ (162,800)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
          Depreciation and amortization                                        15,652          5,709
          Common stock issued for services                                          -         77,000
          Common stock received as reimbursement for legal expense                  -         (9,000)
          Services contributed by employees                                         -         45,686
     Changes in operating assets and liabilities:
          Trade receivables                                                    (6,859)       (45,846)
          Prepaid expenses                                                     43,042              -
          Inventory                                                           (42,275)       (27,229)
          Accounts payable                                                     13,763        (20,475)
          Accrued liabilities                                                  (6,098)       112,413
                                                                           -----------    -----------
          Net Cash and Cash Equivalents Used in Operating Activities         (204,367)       (24,542)
                                                                           -----------    -----------

Cash Flows From Investing Activities
     Sale of securities                                                             -          5,088
     Payments for patents                                                        (788)        (8,210)
     Purchase of equipment                                                   (105,000)        (5,719)
                                                                           -----------    -----------
          Net Cash and Cash Equivalents Used In Investing Activities         (105,788)        (8,841)
                                                                           -----------    -----------
Cash Flows From Financing Activities
     Common stock issued                                                            -      1,000,000
     Collections on notes receivable from related party                             -          8,430
     Payments on related party note payable                                         -         (8,873)
     Net cash received in Vis Viva acquisition                                      -        226,118
                                                                           -----------    -----------
          Cash and Cash Equivalents Used In Financing Activities                    -      1,225,675
                                                                           -----------    -----------

Net Increase (Decrease) in Cash                                              (310,155)     1,192,292

Cash and Cash Equivalents At Beginning of Period                              988,310         83,902
                                                                           -----------    -----------
Cash and Cash Equivalents At End of Period                                 $  678,155     $1,276,194
                                                                           ===========    ===========



         See the accompanying notes to condensed financial statements.
                                      F-3

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