Form 10QSB
period 2001-06-30
WIDE BAND CORP
filed 2001-08-10
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended 30 June 2001

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

     As of 27 July 2001 WideBand Corporation had 13,122,345 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

     See the Company's financial statements attached to this 10-QSB report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-QSB, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.


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


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000, AND THE NINE MONTHS ENDED JUNE 30, 2001 TO THE NINE MONTHS ENDED JUNE 30, 2000

     Research and development costs increased for the three-month and the nine-month periods ending June 30, 2001, compared with the three and nine-month periods ending June 30, 2000 as part of the continuing commitment of the

Company to stay on the cutting edge of product development and enhancement. Selling and general and administrative expenses decreased for the three-month period ending June 30, 2001 compared with the same three-month period for 2000, and for the nine-month period ending June 30, 2001, as compared with the nine months ending June 30, 2000, reflecting fluctuations in marketing costs associated with trade show exhibits and the periodic printing of new literature.


SOURCES AND USES OF CASH

     The Company generates cash primarily through the sale of its networking products.

     The Company has no financing through borrowings and as such has no long-term debt or associated interest expense.

     The Company requires funds for continuing research and development. This requirement will continue as the Company is committed to the research and development of new products to keep the Company vital. The Company also uses cash to fund production of its networking products. Cash was also used to increase inventory as of June 30, 2001 compared with September 30, 2000 as the Company prepared to boost production.

     Property and Equipment increased as a result of the purchase in March 2001 of new manufacturing equipment that will increase the production capacity of the WideBand manufacturing plant. The equipment was purchased to expand the capability of the Company to support new marketing programs.


                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K.

          There were no Form 8-K reports filed this quarter.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             WideBand Corporation
                                                 (Registrant)




Date:   9 August 2001          __________/s/ Roger E. Billings________________
                               Dr. Roger E. Billings, President, CEO, Director

                             WideBand Corporation
                        Condensed Financial Statements

                              Table of Contents



Condensed Balance Sheets - June 30, 2001 and
     September 30, 2000  (Unaudited). . . . . . . . . . . . . . . . . . . F-1

Condensed Statements of Operations for the Three and Nine Months
     ended June 30, 2001 and 2000 (Unaudited) . . . . . . . . . . . . . . F-2

Condensed Statements of Cash Flows for the Three and Nine Months
     ended June 30, 2001 and 2000 (Unaudited) . . . . . . . . . . . . . . F-3

Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . F-4

                             WIDEBAND CORPORATION
                           CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

                                                   June 30,     September 30,
                                                     2001            2000
                                                -------------- --------------
                                    ASSETS
Current Assets
     Cash and cash equivalents                   $   584,774    $   988,310
     Trade accounts receivable                        23,759          1,373
     Inventory                                       220,391        169,267
     Prepaid expenses                                 23,477         66,865
                                                 ------------   ------------
          Total Current Assets                       852,401      1,225,815

Property and Equipment                               621,044        488,388
     Less: accumulated depreciation                 (113,580)       (88,350)
                                                 ------------   ------------
          Net Property and Equipment                 507,464        400,038

Patents, Net of Amortization                          70,952         69,758
                                                 ------------   ------------

Total Assets                                     $ 1,430,817    $ 1,695,611
                                                 ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                      $    20,025    $    11,670
     Accrued liabilities                               1,868         11,229
                                                 ------------   ------------
          Total Current Liabilities                   21,893         22,899
                                                 ------------   ------------
Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,122,345 shares outstanding                 131,223        131,223
     Additional paid-in capital                    4,399,265      4,399,265
     Accumulated deficit                          (3,121,564)    (2,857,776)
                                                 ------------   ------------
          Total Stockholders' Equity               1,408,924      1,672,712
                                                 ------------   ------------
Total Liabilities and Stockholders' Equity       $ 1,430,817    $ 1,695,611
                                                 ============   ============

        See the accompanying notes to condensed financial statements.

                             WIDEBAND CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                               For the Three Months          For the Nine Months
                                                  Ended June 30,                Ended June 30,
                                           ---------------------------   ---------------------------
                                               2001           2000           2001           2000
                                           ------------   ------------   ------------   ------------
Sales                                       $   35,831     $  108,408     $  225,587     $  295,225
Cost of Sales                                   25,225         87,387        144,382        182,227
                                            -----------    -----------    -----------    -----------
Gross Profit                                    10,606         21,021         81,205        112,998

Expenses
     Research and development                   32,641         28,535        133,080         90,832
     Selling and general and administrative     34,228         55,648        237,439        249,207
                                            -----------    -----------    -----------    -----------
          Total Expenses                        66,869         84,183        370,519        340,039
                                            -----------    -----------    -----------    -----------

Loss From Operations                           (56,263)       (63,162)      (289,314)      (227,041)

Other income                                    14,067          4,909         25,525          5,988
                                            -----------    -----------    -----------    -----------

Net Loss                                    $  (42,196)    $  (58,253)      (263,789)      (221,053)
                                            ===========    ===========    ===========    ===========

Basic and Diluted Loss Per Share            $    (0.00)    $    (0.00)    $    (0.02)    $    (0.02)
                                            ===========    ===========    ===========    ===========
Weighted Average Number of Common
Shares Used in Per Share Calculation        13,122,345     13,122,345     13,122,345     12,934,568
                                            ===========    ===========    ===========    ===========


        See the accompanying notes to condensed financial statements.

                             WIDEBAND CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                For the nine    For the nine
                                                                months ended    months ended
                                                                  June 30,        June 30,
                                                                    2001            2000
                                                               --------------   --------------
Cash Flows From Operating Activities
     Net loss                                                   $  (263,788)    $  (221,053)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
          Depreciation and amortization                              27,152          12,226
          Common stock issued for services                                -          77,000
          Common stock received as reimbursement for legal expense        -          (9,000)
          Services contributed by employees                               -          45,686
     Changes in operating assets and liabilities:
          Trade receivables                                         (22,386)        (56,176)
          Prepaid expenses                                           43,388               -
          Inventory                                                 (51,124)        (96,497)
          Accounts payable and accrued liabilities                   (1,006)         60,837
                                                                ------------    ------------
Net Cash and Cash Equivalents Used in Operating Activities         (267,764)       (186,977)
                                                                ------------    ------------

Cash Flows From Investing Activities
     Sale of securities                                                   -           5,088
     Payments for patents                                            (3,116)         (9,260)
     Purchase of equipment                                         (132,656)         (5,719)
                                                                ------------    ------------
Net Cash and Cash Equivalents Used In Investing Activities         (135,772)         (9,891)
                                                                ------------    ------------

Cash Flows From Financing Activities
     Common stock issued                                                  -       1,000,000
     Collections on notes receivable from related party                   -           8,430
     Payments on related party note payable                               -          (8,873)
     Net cash received in Vis Viva acquisition                            -         226,118
                                                                ------------    ------------
Cash and Cash Equivalents Provided By Financing Activities                -       1,225,675
                                                                ------------    ------------

Net Increase (Decrease) in Cash                                    (403,536)      1,028,807

Cash and Cash Equivalents At Beginning of Period                    988,310          83,902
                                                                ------------    ------------
Cash and Cash Equivalents At End of Period                      $   584,774     $ 1,112,709
                                                                ============    ============

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