Form 10KSB
period 2001-09-30
WIDE BAND CORP
filed 2001-12-27
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the fiscal year ended 30 September 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.
     For the year ended September 30, 2001, WideBand Corporation gross revenues were $253,917.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
     As of 29 October 2001, the aggregate market value of voting common equity (there are no non-voting shares) held by non-affiliates of WideBand Corporation was $11,787,898, as determined by the average per/share price of the equity sold on that day.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     As of 29 October 2001, WideBand Corporation had 13,122,345 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes ____; No X.

                               TABLE OF CONTENTS


PART I.

  Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . 4
  Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . 6
  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 6
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 6


PART II.

  Item 5.  Market for Common Equity and Related Stockholder Matters. . . . 6
  Item 6.  Management's Discussion and Analysis or Plan of Operation . . . 7
  Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . 9
  Item 8.  Changes In and Disagreements With Accountants . . . . . . . . . 9


PART III.
  Item 9.  Directors, Executive Officers Compliance With Section 16(a)
           of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . 9
  Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . 9
  Item 11. Security Ownership of Certain Beneficial Owners & Management. . 9
  Item 12. Certain Relationships and Related Transactions. . . . . . . . .10
  Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .10

                                    PART I

Item 1. Description of Business.

Form & Year of Organization
     WideBand Corporation was formed in 1994 as a Missouri Corporation. On March 1, 2000 WideBand merged with Vis Viva Corporation, a Nevada reporting company that was formed in 1980 and registered with the Securities and Exchange Commission in 1996. The reverse merger, in which Vis Viva was the surviving entity, called for a 7-to-1 split of Vis Viva shares, and the adoption of the
WideBand Corporation name and business.   This merger did not affect WideBand's
methods of operations, technologies, or customer base.

Principal Products
     WideBand Corporation is a manufacturer and marketer of high-performance networking products. These products are based on the WideBand and eEthernet (pronounced Enhanced Ethernet) networking technologies, whose features are designed to support the market's demand for an affordable way to handle high-quality audio and video over the network. WideBand and eEthernet products include adapters, concentrators, switches, and high performance networking accessories.

     During the first few years of operation, the company developed and manufactured a proprietary technology that has achieved some success in the educational market. Now, the Company has expanded its product line to include eEthernet. eEthernet is based on the IEEE standards for 10/100/1000 Base-T - with an enhancement which allows it to go the full specified distance over the installed Cat-5 cable.

Distribution Methods
     WideBand Corporation markets its products through a single-tier network of independent dealers. The Company also began licensing its technologies to other companies to manufacture and market its products.

Status of New Products
     The Company recently announced a new product family - Enhanced Gigabit Ethernet - which allows users to fully utilize Gigabit Ethernet without the need to rewire their premises with improved cables. The new products are compatible with other brands of Gigabit Ethernet, but have the advantage of working over existing Category-5 cable at the full 100-meter distance.

Targeted Market Segments
     The technological features of WideBand's products provide opportunity for penetration into a number of market segments. Although the educational market has been the primary focus of the Company's initial marketing program, WideBand's launch of the Enhanced Gigabit Ethernet products is targeting corporate and government installations as well.

Competitive Position
     WideBand's competitors are those companies that currently produce and sell computer networking adapters and switches. Some of these companies are firmly entrenched in the market, with good name recognition and a track record of providing quality products. WideBand's advantage in this arena will come from offering comparable products that have the ability to fully utilize the existing infrastructure usually without the customer needing to incur the expense of rewiring.

Sources and Availability of Raw Materials; Principal Suppliers
     Raw materials for WideBand's products are available from a variety of suppliers, and WideBand is not dependent on any single supplier.

Significant Customers
     WideBand sells to many customers involved in various industries (e.g. government, business, and education). Several significant customers represent sales by WideBand in the aggregate amount of 10% or more of the consolidated revenues of WideBand. Management believes that loss of one or more of these customers does not represent a material risk to WideBand as it continues to
acquire significant new customers each year.   See also NOTE 10 to Notes to
Financial Statements.

Patents, Trademarks, Licenses, etc.
     WideBand Corporation protects its technologies through patents, copyrights and trade secrets. The networking technology on which WideBand's products are based is protected by seven patents and one patent pending. The patents are held by Dr. Roger E. Billings, WideBand founder and President and the inventor of the technology. WideBand Corporation has an exclusive license to manufacture, market, and sub-license the technology of Dr. Billings' patents and patents pending. Under the terms of the license agreement, WideBand is to pay a royalty equal to 1.5% of gross sales to Dr. Billings. The duration of the agreement is not limited. See also NOTE 9 to Notes to Financial Statements.

     The Company has entered into a licensing agreement with JMKS International Marketing & Finance Limited giving WideBand the right to incorporate JMKS educational programs as an integrated component of WideBand fs-ix servers for marketing throughout the United States. The Company pays a royalty for each topic integrated. See also NOTE 9 to Notes to Financial Statements.

     The Company has also entered into licensing agreements with SMC Networks and Accton Technology Corporation granting each organization non-exclusive rights to make, use, and sell products using the Company's proprietary technology. Under the terms of the agreement, SMC and Accton are required to pay a per-port royalty on their sales of products using the WideBand technology. See also NOTE 9 to Notes to Financial Statements.

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

Research and Development
     WideBand incurred fairly substantial research and development costs during the years ended September 30, 2001 and 2000 ($175,042 and $147,696 respectively), as the Company continued to develop new products. This is a result of WideBand's commitment to the development of new products to sustain the Company's growth.

Employees
     WideBand personnel currently consists of 8 full-time employees.


Item 2. Description of Property.
     WideBand Corporation owns a 25,000 square foot structure located in Gallatin, Missouri, which houses WideBand's corporate headquarters and its manufacturing operations. The Corporation also owns 20 acres of land in the newly developed Gallatin Industrial Park. WideBand intends to use this land for future expansion.

     Management has not set a target date, nor made definitive plans on the building of new facilities.

     WideBand's current headquarters has a federal tax basis of $306,687 (including $23,989 of building improvements made during the year ended September 30, 2001), and is depreciated by the GDS Straight Line method over 39 years. The unimproved real estate in the Gallatin Business Park has a federal tax basis of $71,540 and is not depreciated. See also NOTE 6 to Notes to Financial Statements.


Item 3. Legal Proceedings.
     WideBand Corporation is not involved in any legal proceedings that are material to its business or operations or to the duties and obligations of any of its officers and directors.

Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of Security Holders during the fourth quarter of WideBand Corporation's fiscal year ended September 30, 2001.



                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
     WideBand shares are quoted on the NASDAQ over-the-counter Bulletin Board market under the symbol "ZWBC". The following table sets forth the high and low bid price for each quarter within the last two fiscal years. The prices were obtained from quotations published by the National Quotation Bureau LLC, and Commodity Systems, Inc.

     Bid prices prior to December 31, 1999 reflect prices for equity shares of Vis Viva Corporation, into which WideBand merged in the first quarter of 2000.

Quarter Ending     High Bid   Low Bid
 30 Sep 1999          1/8        1/8
 31 Dec 1999          1/8        1/8
 31 Mar 2000       22          1
 30 Jun 2000       16          8
 30 Sep 2000        9 1/2      7 1/2
 31 Dec 2000       17 1/2      1 3/4
 31 Mar 2001        8 5/8      1 1/2
 30 Jun 2001        1.75        .51
 30 Sep 2001        1.05        .51

     The quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not reflect actual transactions.

     As of September 30, 2001 there were approximately 266 WideBand shareholders of record.

     WideBand has not declared or paid any cash dividends on its shares, and it is not anticipated that cash dividends will be declared in the foreseeable future. The payment of dividends will depend on future earnings, future capital needs of WideBand, and other factors deemed pertinent by WideBand's Board of Directors. Otherwise, there are currently no restrictions that limit the ability of WideBand to pay dividends on its common shares, and none are likely to arise in the future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-KSB, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATES" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.


Overview
     WideBand Corporation is a technology development company which is in the latter stages of its startup phase. It has created products specifically designed to meet the growing demand for high-bandwidth networking solutions at an affordable price. The Company manufactures and markets high-performance network interface cards (NICs), concentrators and switches. In addition, it carries a line of high-performance servers and a number of other value-added networking products.

     WideBand Corporation faces competition from a number of established companies in this industry segment. It is WideBand's philosophy to enter the market with superior products that offer features and benefits that will attract users without the need to overly discount pricing.

     WideBand has an organization of 100 independent dealers and plans to continue to increase that number during the coming fiscal year.


Comparison Of Year Ended September 30, 2001 To The Year Ended
September 30, 2000
     Sales decreased due to the general slump in the technology market. Continuing product lines (WideBand PCI adapters, concentrators, accelerators, servers, kits and cable) experienced sales of $131,342 for the year ended September 30, 2001, a decrease of $209,416 over the prior period. New products lines did not experience significant sales volume for the year ended September 30, 2001.

     Research and Development expense increased due to the development of
several new products.   A significant reduction in R&D expense in the coming
year is not expected.

     The increase experienced in selling and general and administrative expenses is due to the continuing efforts to launch the Company's products.

     During the next fiscal year, WideBand Corporation plans to begin an extensive marketing program to build sales of the company's products. It is anticipated that demand for the products will be moderate through the second quarter, but that sales will improve during the second half of the year due to expected improvements in the economy and to the Company's efforts to diversify into mainstream market segments.


Sources Of Cash
     The Company did not have any cash provided by financing activities in the year ended September 30, 2001. The $1,226,118 in cash provided by financing activities for the year ended September 30, 2000, was primarily due to a private placement offering of 80,000 shares of common stock in March 2000. This private placement resulted in a $1,000,000 inflow of cash to the Company, some of which was used to fund completion of initial research and development of products. During the same period, the Company also received $226,118 cash as a result of the merger with Vis Viva Corporation in March 2000.

     The Company does not have any financing through borrowings and as such does not have any long-term debt or associated interest expense.


Uses Of Cash
     Cash is used by operations to manufacture goods for sale. Included in these costs are the purchase of raw materials inventory and the maintenance of manufacturing and testing equipment.

     The Company requires funds for continuing research and development. This requirement will continue as the Company is committed to the research and development of new products to keep the Company vital.

     During the year the Company spent $3,668 on patents and trademarks
covering different aspects of WideBand's proprietary technology.   At this time
seven patents have been issued - one in 1997, three in 1998, three in 2000, and one patent pending.


Item 7. Financial Statements.
     See the Company's financial statements attached to this 10-KSB report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
     There have been no changes in, nor disagreements with, accountants.



                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
     No disclosure is required or furnished.


Item 10. Executive Compensation.
     The chief executive officer of the Company is Dr. Roger Billings. His total compensation aggregated $33,465 during the last fiscal year. No other officer of the Company earned an aggregate of $100,000 or more in total compensation during the fiscal year noted or during the two fiscal years prior thereto. The total cash compensation of all officers and directors during the last fiscal year was $89,805.

     The Company does not have any pension or incentive plans, such as share option plans, awards, or other compensation arrangements, for its executive officers or directors. It has issued individual stock options to employees for services. See NOTE 4 of Notes to Financial Statements.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
     Other than Dr. Roger Billings (whose share ownership is set forth below), the Company is unaware of any person who owns 5% or more of the outstanding common shares of the Company.

     The following table sets forth, as of September 30, 2001, the number of shares beneficially owned by each officer and director of the Company and all officers and directors as a group:

                               Shares
                            Beneficially        Percent
        Name                    Owned           of Class
---------------------      --------------   -----------------
Dr. Roger E. Billings. . . . 10,152,473                77.4%
Donald N. Fenn . . . . . . .    604,518                 4.6%
Dr. Jay E. Potter. . . . . .     14,500       less than 1%
Sharla Riead . . . . . . . .      6,000       less than 1%
Jean Kaiser. . . . . . . . .      5,000       less than 1%
Dr. Maria Sanchez. . . . . .      4,000       less than 1%
Eileen Dayton. . . . . . . .      2,000       less than 1%
                            ------------     ---------------
All Officers & Directors
as a group (7 persons):. . . 10,788,491                82%

Item 12. Certain Relationships and Related Transactions.
     None.

Item 13. Exhibits and Reports on Form 8-K.
     No Exhibits are included herewith or incorporated by reference.

     There were no reports filed on Form 8-K during the last quarter of the fiscal year ended September 30, 2001.

                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:__/s/ Roger E. Billings____________________   Date: Dec. 26, 2001
   Roger E. Billings, President, CEO, Director



By:__/s/ Maria Sanchez________________________   Date: Dec. 27, 2001
     Maria Sanchez, Vice President, Director



By:__/s/ Donald N. Fenn_______________________   Date: Dec. 27, 2001
    Donald N. Fenn, Vice President, Director



By:__/s/ Natalie Billings_____________________   Date: Dec. 26, 2001
          Natalie Billings, Controller

                             WideBand Corporation
                             Financial Statements
                               Table of Contents



Report of Independent Certified Public Accountants . . . . . . . . . . . . F-1

Balance Sheets - September 30, 2001 and 2000 . . . . . . . . . . . . . . . F-2

Statements of Operations for the Years Ended September 30, 2001
     and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Statements of Stockholder's Equity for Years Ended September 30,
     2000 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Statements of Cash Flows for the Years Ended September 30, 2001
     and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-6

HANSEN, BARNETT & MAXWELL
  A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS

                                                        (801) 532-2200
      Member of AICPA Division of Firms               Fax (801) 532-7944
               Member of SECPS                   345 East 300 South, Suite 200
  Member of Summit International Associates     Salt Lake City, Utah 84111-2693



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
WideBand Corporation

We have audited the accompanying balance sheets of WideBand Corporation as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WideBand Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                      HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
October 30, 2001

                             WIDEBAND CORPORATION
                                BALANCE SHEETS

                                                   September 30,
                                                2001           2000
                                           -------------- --------------
                                    ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . .  $   502,359    $   988,310
  Trade accounts receivables . . . . . . .       15,729          1,373
  Inventory. . . . . . . . . . . . . . . .      204,234        169,267
  Prepaid expenses . . . . . . . . . . . .          631         66,865
                                            ------------   ------------
    Total Current Assets . . . . . . . . .      722,953      1,225,815

Property and Equipment . . . . . . . . . .      631,518        488,388
  Less: accumulated depreciation . . . . .     (115,676)       (88,350)
                                            ------------   ------------
    Net Property and Equipment . . . . . .      515,842        400,038

Patents, Net of Amortization of
$5,566 and $2,990, respectively. . . . . .       70,850         69,758
                                            ------------   ------------
Total Assets . . . . . . . . . . . . . . .  $ 1,309,645    $ 1,695,611
                                            ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable . . . . . . . . .  $     6,269    $    11,670
  Accrued liabilities. . . . . . . . . . .        6,181         11,229
                                            ------------   ------------
    Total Current Liabilities. . . . . . .       12,450         22,899
                                            ------------   ------------
Stockholders' Equity
  Common Stock - $0.01 par value;
  20,000,000 shares authorized;
  13,122,345 shares outstanding. . . . . .      131,223        131,223
  Additional paid-in capital . . . . . . .    4,399,264      4,399,264
  Accumulated deficit. . . . . . . . . . .   (3,233,292)    (2,857,775)
                                            ------------   ------------
    Total Stockholders' Equity . . . . . .    1,297,195      1,672,712
                                            ------------   ------------
Total Liabilities and Stockholders' Equity  $ 1,309,645    $ 1,695,611
                                            ============   ============


See the accompanying notes to financial statements.

                             WIDEBAND CORPORATION
                           STATEMENTS OF OPERATIONS


                                                For the Year Ended
                                                   September 30,
                                                2001           2000
                                           -------------- --------------
Sales. . . . . . . . . . . . . . . . . . .  $   253,917    $   396,241
Cost of Sales. . . . . . . . . . . . . . .      162,270        245,353
                                            ------------   ------------
  Gross Profit . . . . . . . . . . . . . .       91,647        150,888
                                            ------------   ------------

Expenses
  Research and development . . . . . . . .      175,042        147,696
  Selling and general and administrative .      325,467        302,927
                                            ------------   ------------
    Total Expenses . . . . . . . . . . . .      500,509        450,623
                                            ------------   ------------

Loss From Operations . . . . . . . . . . .     (408,862)      (299,735)
                                            ------------   ------------

Other Income
  Interest income. . . . . . . . . . . . .       21,006         11,716
  Gain on sale of securities . . . . . . .       12,339              -
                                            ------------   ------------
    Total Other Income . . . . . . . . . .       33,345         11,716
                                            ------------   ------------

Net Loss . . . . . . . . . . . . . . . . .  $  (375,517)   $  (288,019)
                                            ============   ============
Basic and Diluted Loss Per Share . . . . .  $     (0.03)   $     (0.02)
                                            ============   ============
Weighted Average Number of Common
Shares Used in Per Share Calculation . . .   13,122,345     12,981,769
                                            ============   ============



See the accompanying notes to financial statements.

                             WIDEBAND CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      Additional                      Total
                                             Common Stock              Paid-In       Accumulated   Stockholders'
                                         Shares         Amount         Capital         Deficit        Equity
                                      -------------  -------------- -------------- -------------- --------------
Balance - September 30, 1999 . . . . . 12,801,819     $   128,018    $ 3,057,578    $(2,569,756)   $   615,840

Shares returned for legal expense. . .    (11,000)           (110)        (8,890)             -         (9,000)
Shares issued for assets of Vis Viva .    196,526           1,965        229,241              -        231,206
Shares issued for services . . . . . .     55,000             550         76,450              -         77,000
Shares issued for cash . . . . . . . .     80,000             800        999,200              -      1,000,000
Services contributed by employees. . .          -               -         45,685              -         45,685
Net loss for period. . . . . . . . . .          -               -              -       (288,019)      (288,019)
                                       -----------    ------------   ------------   ------------   ------------
Balance - September 30, 2000 . . . . . 13,122,345         131,223      4,399,264     (2,857,775)     1,672,712

Net loss for period. . . . . . . . . .          -               -              -       (375,517)      (375,517)
                                       -----------    ------------   ------------   ------------   ------------
Balance - September 30, 2001 . . . . . 13,122,345     $   131,223    $ 4,399,264    $(3,233,292)   $ 1,297,195
                                       ===========    ============   ============   ============   ============



See the accompanying notes to financial statements.

                             WIDEBAND CORPORATION
                           STATEMENTS OF CASH FLOWS


                                                          For the Year Ended
                                                             September 30,
                                                          2001           2000
                                                     -------------- --------------
Cash Flows From Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . .  $  (375,517)   $  (288,019)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . .       29,902         20,599
    Gain on sale of securities . . . . . . . . . . .      (12,339)             -
    Stock issued for services. . . . . . . . . . . .            -         77,000
    Common stock received as
      reimbursement for legal expense. . . . . . . .            -         (9,000)
    Services contributed by employees. . . . . . . .            -         45,686

  Changes in operating assets and liabilities:
    Trade accounts receivables . . . . . . . . . . .      (14,356)        13,683
    Inventory. . . . . . . . . . . . . . . . . . . .      (34,967)       (88,240)
    Prepaid expenses . . . . . . . . . . . . . . . .       66,234        (66,488)
    Accounts payable . . . . . . . . . . . . . . . .       (5,401)       (19,518)
    Accrued liabilities. . . . . . . . . . . . . . .       (5,048)         8,961
                                                      ------------   ------------
    Net Cash and Cash Equivalents Used
      in Operating Activities. . . . . . . . . . . .     (351,492)      (305,336)
                                                      ------------   ------------

Cash Flows From Investing Activities
  Proceeds from sale of securities . . . . . . . . .       12,339          5,087
  Payments for patents and trademarks. . . . . . . .       (3,668)       (10,742)
  Purchase of equipment. . . . . . . . . . . . . . .     (143,130)       (10,719)
                                                      ------------   ------------
    Net Cash and Cash Equivalents Used
      in Investing Activities. . . . . . . . . . . .     (134,459)       (16,374)
                                                      ------------   ------------

Cash Flows From Financing Activities
  Common stock issued for cash . . . . . . . . . . .            -      1,000,000
  Net cash received in Vis Viva acquisition. . . . .            -        226,118
                                                      ------------   ------------
    Net Cash and Cash Equivalents Provided
      By Financing Activities. . . . . . . . . . . .            -      1,226,118
                                                      ------------   ------------

Net (Decrease) / Increase in Cash. . . . . . . . . .     (485,951)       904,408

Cash and Cash Equivalents At Beginning of Period . .      988,310         83,902
                                                      ------------   ------------
Cash and Cash Equivalents At End of Period . . . . .  $   502,359    $   988,310
                                                      ============   ============



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

     On February 28, 2000, Wideband Corporation ('WideBand') entered into a reorganization agreement with Vis Viva Corporation ('Vis Viva') whereby the shareholders of WideBand exchanged all of the outstanding WideBand common shares for 12,801,819 common shares of Vis Viva. The agreement was accounted for as the reorganization of WideBand, as a stock split of the Vis Viva common shares outstanding, and the acquisition of Vis Viva's assets in exchange for 196,526 shares of common stock. Vis Viva did not have any operations and had only investment assets at the date of the agreement. Accordingly, the common shares issued were recorded at the fair value of the Vis Viva assets at the time of the reorganization.

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

Business Condition-
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the financial statements, the Company has sustained net losses of $375,517 and $288,019 during the years ended September 30, 2001 and 2000, respectively. In addition, operating activities have used cash of $351,492 and $305,336 during the years ended September 30, 2001 and 2000, respectively. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. Management plans to begin selling several new products based on IEEE Ethernet standards. The Ethernet products will open the companies product offerings to a broader market segment in the anticipation that an increase in sales will result. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due.

                             WIDEBAND CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

Trade Accounts Receivable-
     The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At September 30, 2001, management believed the company had incurred no material impairments in the carrying values of its accounts receivable.

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

Cash Equivalents and Fair Value of Financial Instruments-
     Cash equivalents include highly liquid investments with original maturity of three months or less, readily convertible to known amounts of cash. At September 30, 2001, the Company had cash in excess of federally insured limits of $318,953.

     The amounts reported as cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Inventory-
     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Research and Development Expense-
     Costs directly associated with research and development activities in the computer networking industry are expensed as incurred. These costs include software development costs included as a component of the Company's product.

Patents-
     Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. The patents are amortized on a straight-line basis over a 15-year period beginning on the date the patents are issued. Amortization expense was $2,576 and $1,269 during the years ended September 30, 2001 and 2000, respectively.

     The realization of patents and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets.

                             WIDEBAND CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

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

Revenue Recognition-
     The Company recognizes revenues upon delivery and acceptance of the products or services by the customer. Costs associated with the manufacture of products are capitalized and amortized to cost of goods sold as the respective revenue is recognized.

Advertising Costs-
     Advertising costs are expensed when incurred. Advertising expense was $68,714 and $21,067 for the years ended September 30, 2001 and 2000, respectively.

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

                             WIDEBAND CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share-
     Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution, which could occur if all potentially issuable common shares from stock options resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because 60,000 potentially issuable common shares at September 30, 2001 and 2000, respectively, would have decreased diluted loss per share and would have been excluded from the calculation.


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

     During 1997, the Company employed personnel to test-market a preliminary version of its product. After the test was completed, certain of these employees agreed to continue employment with the Company without compensation. These individuals were added to the payroll April 1, 2000. The Company was and is not obligated to pay these individuals for services rendered from 1997 through March 31, 2000; however, the Company has recognized expense for these periods and has recognized an equal amount as contributed capital. The related expense was $45,686 for the year ended September 30, 2000.


NOTE 3- RELATED PARTY TRANSACTIONS
     Don Fenn, VP of Corporate Development, purchased equipment on behalf of the Company in the amount of $23,989 using his personal business account, which resulted in a lower price to the Company. Mr. Fenn was reimbursed for the cost of the purchase. The equipment was installed in the WideBand factory in Gallatin, Missouri.

                             WIDEBAND CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

     The President of the Company owns a controlling interest in fs-ix Corporation. fs-ix manufactures a line of file server products, most of which utilize WideBand adapters manufactured by the Company. The Company also markets servers produced by fs-ix through its dealer organization. Payments to and from fs-ix during all periods presented were nominal.

     See notes 2, and 9 for other related party transactions.


NOTE 4- STOCK OPTIONS
     The Company has issued individual stock options to employees for services. A summary of the status of the Company's stock options as of September 30, 2001 and 2000, and changes during the years respectively, then ended are as follows:

                                                           September 30,
                                                 2001                          2000
                                      -------------------------     -------------------------
                                       Weighted-                     Weighted-
                                        Average       Exercise        Average       Exercise
                                         Shares         Price          Shares         Price
                                      -----------    ----------     -----------    ----------
Outstanding at beginning of year . . .   60,000       $  5.00         100,000       $  5.00
Expired. . . . . . . . . . . . . . . .       --            --         (40,000)         5.00
                                       ---------                     ---------
Outstanding at end of period . . . . .   60,000          5.00          60,000          5.00
                                       =========                     =========

Options exercisable at period-end. . .   60,000       $  5.00          60,000       $  5.00
                                       =========                     =========

     The weighted-average remaining contractual life of the stock options outstanding at September 30, 2001 was 2.4 years. The Company measures compensation relating to stock options by the intrinsic value method prescribed

                             WIDEBAND CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation was recognized from stock options during any period. All pro forma expense from stock options issued has been previously disclosed.


NOTE 5- INVENTORY

Inventory consisted of the following:

                               September 30,
                            2001           2000
                       -------------- --------------
Materials. . . . . . .  $   140,939    $    147,742
Work in process. . . .        1,309           3,583
Finished goods . . . .       61,986          17,942
                        ------------   -------------
Total. . . . . . . . .  $   204,234    $    169,267
                        ============   =============


NOTE 6- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                   September 30,
                                                2001           2000
                                           -------------- --------------
Land . . . . . . . . . . . . . . . . . . .  $    71,540    $    71,540
Building . . . . . . . . . . . . . . . . .      300,000        300,000
Building improvements. . . . . . . . . . .       23,989              -
Manufacturing equipment. . . . . . . . . .       73,993         73,993
Manufacturing equipment not yet in service      105,605              -
Other equipment. . . . . . . . . . . . . .       37,985         28,355
Furniture & Fixtures . . . . . . . . . . .        3,906              -
Automobiles. . . . . . . . . . . . . . . .       14,500         14,500
                                            ------------   ------------
Total. . . . . . . . . . . . . . . . . . .  $   631,518    $   488,388
                                            ============   ============

     The company does not depreciate property and equipment until it is placed in service. Depreciation expense was $27,326 and $19,330 for the years ended September 30, 2001 and 2000, respectively.

                             WIDEBAND CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7- SALE OF SECURITIES

     In April 2001, the Company sold securities for $12,339. The securities had been written off in February 2000, due to an other than temporary decline in market value. The entire amount of proceeds received was recorded as a gain upon sale.


NOTE 8- INCOME TAXES

     The net loss for all periods presented resulted entirely from operations within the United States. There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset were as follows:

                                         September 30,
                                      2001           2000
                                 -------------- --------------
Depreciation . . . . . . . . . .  $     5,002    $     8,925
Operating loss carryforwards . .  $ 1,020,408    $   870,899
Valuation allowance. . . . . . .   (1,025,410)      (879,824)
                                  ------------   ------------
Net Deferred Tax Asset . . . . .  $         -    $         -
                                  ============   ============

     For tax reporting purposes, the Company had operating loss carryforwards of $2,676,480 at September 30, 2001, which will expire beginning in the year 2009. The Company had a capital loss carryforward of $424,192 at September 30, 2001, which will expire in the year 2004.

     The following is a reconciliation of the tax benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:

                                                        September 30,
                                                     2001           2000
                                                -------------- --------------
Tax at statutory rate (34%). . . . . . . . . . . $  (127,676)   $   (95,206)
Non-deductible expenses / (Non taxable income) .      (2,420)        21,789
Change in valuation allowance. . . . . . . . . .     145,586         84,968
State tax benefit, net of federal tax effect . .     (15,490)       (11,551)
                                                 ------------   ------------
Net Income Tax Expense . . . . . . . . . . . . . $         -    $         -
                                                 ============   ============

                             WIDEBAND CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9- LICENSING AGREEMENTS

     The Company has an exclusive licensing agreement with the Company's president and majority stockholder relative to patents and patent applications. Under the terms of the agreement, the Company is required to pay a royalty of 1.5% of sales to the president. Payments of $1,494 and $2,271 were made during the years ended September 30, 2001 and 2000, respectively, regarding this licensing agreement.

     The Company entered into a licensing agreement on the 4th of February, 2000, with JMKS International Marketing & Finance Limited. This agreement gives the Company the right to incorporate and market JMKS educational programs in conjunction with WideBand fs-ix servers. Under the terms of the agreement, WideBand is required to pay a royalty for each educational topic sold.
Payments of $3,608 were made during the year ended September 30, 2001 regarding this licensing agreement.

     The Company entered into a licensing agreement on the 12th day of May 2000, with SMC Networks. This agreement grants non-exclusive rights to SMC Networks to make, use, and sell products using the Company's proprietary technology. Under the terms of the agreement, SMC Networks is required to pay a per port royalty to the Company on their sale of any products using this proprietary technology. No payments have yet been received under this licensing agreement.

     In October 2000, WideBand entered into a licensing agreement with Accton Technology Corporation, a corporation organized and existing under the laws of the country of Taiwan, R.O.C. This agreement grants non-exclusive rights to Accton Technology Corporation to make, use, and sell products using the Company's proprietary technology. Under the terms of the agreement, Accton Technology Corporation is required to pay a per port royalty to the Company on the sale of any products using this proprietary technology. No payments have yet been received under this licensing agreement.


NOTE 10- MAJOR CUSTOMERS

     Sales to major customers and their percentage of sales for the years ended September 30, 2001 and 2000, are as follows:

                             WIDEBAND CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                          For the year ended September 30,
                           2001                     2000
                  -----------------------  -----------------------
Customer "A" . . . $   41,542       17%     $   26,759        7%
Customer "B" . . .     10,086        4%         67,795       17%
Customer "C" . . .      3,807        2%         41,000       10%
Customer "D" . . .      1,824        1%         52,714       13%

     Export sales to customers in various countries were 4% and 5% of sales during the years ended September 30, 2001 and 2000, respectively.