Form 10QSB
period 2001-12-31
WIDE BAND CORP
filed 2002-02-14
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
               For the quarterly period ended 31 December 2001

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

     As of 31 December 2001 WideBand Corporation had 13,122,345 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION
     Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . 3
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . . 3


PART II.  OTHER INFORMATION
     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 5

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

OVERVIEW
     WideBand Corporation is a public company that develops, manufactures, and markets standards-based Gigabit Networking products. The Company's objective is to create high-quality products specifically designed to meet the demand for high-bandwidth networking solutions at an affordable price. The Company's flagship product line, its Professional Series of Gigabit Ethernet adapters and switches, are 100% designed and manufactured in the United States and deliver Gigabit Ethernet over the current installed base of Category 5 cable on segments of up to 100 meters without rewiring. WideBand generates revenue primarily through the sale of its products to the Company's expanding network of Authorized Solution Providers and Direct Marketing Resellers.

     The Company is focused on sales to Authorized Solution Providers and Direct Marketing Resellers - who sell WideBand products into the government, industry and education markets. In generating sales leads, the Company exhibits its products at several large international, and a number of smaller regional, computer shows throughout the year.

     The Company recognizes revenues upon delivery and acceptance of the products or services by the customer. Costs associated with the manufacture of products are included in inventory and expensed to cost of goods sold as the respective revenue is recognized.

     In November 2001, Jay Potter of Independence, Missouri joined the WideBand Board of Directors - replacing Sharla Riead who was appointed to the Board, but unable to serve due to other obligations. Mr. Potter is a shareholder and has been involved with the company in an engineering advisory capacity for the past two years. Also, at this time, Joseph Billings was appointed as the Company's new Vice President of Marketing. Joseph has served as the WideBand National Sales Manager for the past two years.

     WideBand stock is traded on the OTC.BB Market (ZWBC), and on the Frankfurt Exchange (Stock symbol WBD; German Security No. WKN-764536).

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 TO THE THREE MONTHS ENDED DECEMBER 31, 2000
     Sales decreased due to the general slump in the technology market.

     Research and development costs decreased for the three-month period ending December 31, 2001, compared with the three month period ending December 31, 2000 as the Company put most of its focus into tooling up manufacturing for the new, standards-based Gigabit Ethernet products which were announced at COMDEX in November.

     Selling and general and administrative expenses decreased for the three-month period ending December 31, 2001 compared with the same three-month period for 2000, reflecting fluctuations in marketing costs associated with trade show exhibits.

LIQUIDITY AND CAPITAL RESOURCES
     The Company generates cash through the sale of its networking products and its securities.

     During the quarter ended December 31, 2001, the Company began a private placement offering of its common stock. As of the end of the quarter, this private placement had resulted in $50,000 inflow of cash. Since the stock is to be issued during the quarter ending March 31, 2002, there is an offsetting 50,000 of Deposits received on private placement. Proceeds from this private placement offering will be used to ramp up sales and manufacturing.

     The Company has no financing through borrowings and as such has no long-term debt or associated interest expense.

     The Company requires funds for continuing research and development. This requirement will continue as the Company is committed to the research and development of new products to keep the Company vital. The Company also uses cash to fund production of its networking products. Cash was also used to increase inventory as of December 31, 2001 compared with September 30, 2001 as the Company prepares to ramp-up production.

SUBSEQUENT EVENTS
     In January, WideBand Corporation appointed Jamie Stack as the Vice President of Sales. Before joining the WideBand team, Mr. Stack served as SMC's President of the Americas. Mr. Stack has been retained by the Corporation in a temporary consulting capacity to launch the international sales program.

     On January 24th, WideBand announced the launch of the WideBand Professional Series Gigabit Ethernet products. The "soft launch" began February 1st and the "hard launch" is scheduled for May 2002. The Professional Series is a new family of standards-based Gigabit Ethernet products targeting the Tier-1 market segment. Professional Series adapters and switches are designed and manufactured in the United States and deliver Gigabit Ethernet over the current installed base of Category 5 cable on segments of up to 100 meters without rewiring. During the hard launch, the Company expects to significantly increase the funds spent on product advertising and building name recognition.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
  (b) Reports on Form 8-K.

     There were no Form 8-K reports filed this quarter.





-------------------------------------------------------------------------------





                                  SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By: _____/s/ Roger E. Billings_____________________   Date: February 13, 2002
    Dr. Roger E. Billings, President, CEO, Director

                             WideBand Corporation
                             Financial Statements

                               Table of Contents



Balance Sheets - December 31, 2001 and September 30, 2001 (Unaudited). . . F-1

Statements of Operations for the Three Months Ended December 31, 2001 and
     2000 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Statements of Cash Flows for the Three Months Ended December 31, 2001 and
2000 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Notes to Condensed Financial Statements (Unaudited). . . . . . . . . . . . F-4

                             WIDEBAND CORPORATION
                           CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

                                                           December 31,     September 30,
                                                               2001             2001
                                                          --------------   --------------
                                    ASSETS
Current Assets
     Cash and cash equivalents . . . . . . . . . . . . .   $   377,161      $   502,359
     Trade accounts receivables. . . . . . . . . . . . .         8,495           15,729
     Inventory . . . . . . . . . . . . . . . . . . . . .       295,514          204,234
     Prepaid expenses. . . . . . . . . . . . . . . . . .           285              631
                                                           ------------     ------------
          Total Current Assets . . . . . . . . . . . . .       681,455          722,953

Property and Equipment . . . . . . . . . . . . . . . . .       631,518          631,518
     Less: accumulated depreciation. . . . . . . . . . .      (122,387)        (115,676)
                                                           ------------     ------------
          Net Property and Equipment . . . . . . . . . .       509,131          515,842

Patents, net of amortization of $6,225 and
  $5,566, respectively . . . . . . . . . . . . . . . . .        71,763           70,850
                                                           ------------     ------------

Total Assets . . . . . . . . . . . . . . . . . . . . . .   $ 1,262,349      $ 1,309,645
                                                           ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable. . . . . . . . . . . . . . .   $    10,946      $     6,269
     Accrued liabilities . . . . . . . . . . . . . . . .         3,646            6,181
     Deposits received on private placement offering . .        50,000                -
                                                           ------------     ------------
          Total Current Liabilities. . . . . . . . . . .        64,592           12,450
                                                           ------------     ------------
Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,122,345 shares outstanding . . . . . . . . . .       131,223          131,223
     Additional paid-in capital. . . . . . . . . . . . .     4,399,264        4,399,264
     Accumulated deficit . . . . . . . . . . . . . . . .    (3,332,730)      (3,233,292)
                                                           ------------     ------------
          Total Stockholders' Equity . . . . . . . . . .     1,197,757        1,297,195
                                                           ------------     ------------
Total Liabilities and Stockholders' Equity . . . . . . .   $ 1,262,349      $ 1,309,645
                                                           ============     ============

        See the accompanying notes to condensed financial statements.

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                  For the Three Months Ended
                                                          December 31,
                                                     2001             2000
                                                --------------   --------------
Sales. . . . . . . . . . . . . . . . . . . . .   $    12,535      $   151,565
Cost of Sales. . . . . . . . . . . . . . . . .         5,653           93,912
                                                 ------------     ------------
     Gross Profit. . . . . . . . . . . . . . .         6,882           57,653
                                                 ------------     ------------

Expenses
     Research and development. . . . . . . . .        33,089           47,644
     Selling and general and administrative. .        75,300          153,498
                                                 ------------     ------------
     Total Expenses. . . . . . . . . . . . . .       108,389          201,142

Loss From Operations . . . . . . . . . . . . .      (101,507)        (143,489)
                                                 ------------     ------------

Interest Income. . . . . . . . . . . . . . . .         2,069            5,735
                                                 ------------     ------------

Net Loss . . . . . . . . . . . . . . . . . . .   $   (99,438)     $  (137,754)
                                                 ============     ============
Basic and Diluted Loss Per Share . . . . . . .   $     (0.01)     $     (0.01)
                                                 ============     ============
Weighted Average Number of Common
  Shares Used in Per Share Calculation . . . .    13,122,345       13,122,345
                                                 ============     ============














        See the accompanying notes to condensed financial statements.

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                              For the Three Months Ended
                                                                     December 31,
                                                                2001             2000
                                                           --------------   --------------
Cash Flows From Operating Activities
     Net loss. . . . . . . . . . . . . . . . . . . . . . .  $   (99,438)     $  (137,754)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
          Depreciation and amortization. . . . . . . . . .        7,370            9,629
     Changes in operating assets and liabilities:
          Trade accounts receivables . . . . . . . . . . .        7,234           (6,446)
          Prepaid assets . . . . . . . . . . . . . . . . .          346           43,058
          Inventory. . . . . . . . . . . . . . . . . . . .      (91,280)         (11,492)
          Accounts payable . . . . . . . . . . . . . . . .        4,677           18,520
          Accrued liabilities. . . . . . . . . . . . . . .       (2,535)          (2,035)
                                                            ------------     ------------
          Net Cash and Cash Equivalents Used in Operating
            Activities . . . . . . . . . . . . . . . . . .     (173,626)         (86,520)
                                                            ------------     ------------

Cash Flows From Investing Activities
     Payments for patents and trademarks . . . . . . . . .       (1,572)            (110)
                                                            ------------     ------------
          Net Cash and Cash Equivalents Used In Investing
            Activities . . . . . . . . . . . . . . . . . .       (1,572)            (110)
                                                            ------------     ------------

Cash Flows From Financing Activities
     Deposits received on private placement offering . . .       50,000                -
                                                            ------------     ------------
          Cash and Cash Equivalents Provided By Financing
            Activities . . . . . . . . . . . . . . . . . .       50,000                -
                                                            ------------     ------------

Net Decrease in Cash . . . . . . . . . . . . . . . . . . .     (125,198)         (86,630)

Cash and Cash Equivalents At Beginning of Period . . . . .      502,359          988,310
                                                            ------------     ------------
Cash and Cash Equivalents At End of Period . . . . . . . .  $   377,161      $   901,680
                                                            ============     ============




        See the accompanying notes to condensed financial statements.

                             WIDEBAND CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by WideBand Corporation (the Company) and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

     The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of September 30, 2001. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended September 30, 2002.


NOTE 2 - DEPOSITS RECEIVED ON PRIVATE PLACEMENT

     During the quarter ended December 31, 2001, the Company received a $50,000 deposit for a yet to be finalized private placement. The Company has subsequently received an additional $175,000 for the same purpose. If the private placement does not occur, the Company will be required to immediately refund the $225,000. Accordingly, the $50,000 received as of December 31, 2001, has been classified in the accompanying balance sheet as a liability.


NOTE 3 - SUBSEQUENT EVENTS

     As discussed in note 2 above, the Company has received a $175,000 deposit for a private placement issuance of stock subsequent to the end of the quarter.