Form 10QSB
period 2002-03-31
WIDE BAND CORP
filed 2002-05-14
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                 For the quarterly period ended 31 March 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                       Commission file number   0-28002


                             WideBand Corporation
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                  Nevada                             87-0363656
     -------------------------------     ---------------------------------
     (State or other jurisdiction of     (IRS Employer Identification No.)
      incorporation or organization)


                      401 West Grand, Gallatin, Mo 64640
                   ----------------------------------------
                   (Address of principal executive offices)


                                (660) 663-3000
                          ---------------------------
                          (Issuer's telephone number)


                     APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of 30 April 2002 WideBand Corporation had 13,238,595 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION
       Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . 3
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . 3


PART II.  OTHER INFORMATION
       Item 2. Changes in Securities -- Sale of Securities Not
               Registered Under the Securities Act. . . . . . . . . . . . 5
       Item 4. Submission of Matters to a Vote of Security Holders. . . . 5
       Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 5

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

OVERVIEW

     WideBand Corporation is a public company that develops, manufactures, and markets standards-based Gigabit Networking products. The Company's objective is to create high-quality products specifically designed to meet the demand for high-bandwidth networking solutions at an affordable price. The Company's flagship product line, its Professional Series of Gigabit Ethernet adapters and switches, are designed and manufactured in the United States and deliver Gigabit Ethernet over the current installed base of Category 5 cable on segments of up to 100 meters without rewiring. WideBand generates revenue primarily through the sale of its products to the Company's expanding network of Authorized Solution Providers and Direct Marketing Resellers.

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

     WideBand stock is traded on the OTC.BB Market (ZWBC), and on the Frankfurt Exchange (Stock symbol WBD; German Security No. WKN-764536).

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001, AND THE SIX MONTHS ENDED MARCH 31, 2002 TO THE SIX MONTHS ENDED MARCH 31, 2001

     Sales decreased for the six-months ended March 31, 2002 compared with the same six-month period for 2001 due to the general slump in the technology market. Sales were up slightly for the three-months ended March 31, 2002, as compared with the three months ended March 31, 2001, as WideBand increased it's marketing efforts and the market for technology products began to recover.

     Research and development costs decreased for the three-months and the six-months ended March 31, 2002 compared with the three and six-months ended March 31, 2001 as the Company continues to put significant effort into ramping up manufacturing for its new products.

     The increase experienced in selling and general and administrative expenses is due to the Company's increased marketing efforts.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash through the sale of its networking products and its securities.

     During the quarter ended December 31, 2001, the Company began a private placement offering of its common stock, which was completed in February 2002. This private placement resulted in an inflow of $225,000 cash during the six months ended March 31, 2002. Proceeds from this private placement offering will be used to support operations.

     Cash decreased as of March 31, 2002 compared to September 30, 2001 in part due to the purchase of new manufacturing equipment. Cash was also used to increase inventory as of March 31, 2002 compared with September 30, 2001 as the Company continues to ramp-up production.

     Property and Equipment increased as a result of the purchase of additional manufacturing equipment, which increases the production capacity of WideBand's manufacturing plant. The equipment was purchased to expand the capability of the Company to support its marketing programs.

     The Company has no financing through borrowings and as such has no long-term debt or associated interest expense.

     The Company requires funds for continuing research and development. This requirement will continue as WideBand Corporation is committed to the research and development of new products to keep the Company vital.

PART II -- OTHER INFORMATION

Item 2. Changes in Securities - Sale of Securities Not Registered Under the Securities Act

     During the period from December 5, 2001, to February 28, 2002, the registrant sold an aggregate of 56,250 common shares to 8 persons. No underwriters or other salespersons were utilized in the offering and no commissions or other remuneration was paid or given, directly or indirectly, to any person. The shares were offered for sale for $4.00 per share and the registrant received an aggregate of $225,000 cash consideration for the shares.

     In February 2002, the company issued 60,000 shares of restricted common stock, in exchange for advertising services, to Capital Research Group, Inc. The transaction was valued at $4.00 per share.


Item 4.  Submission of Matters to a Vote of Security Holders.

     WideBand Corporation held its Annual Shareholders Meeting on March 15, 2002 in which it elected the following members of the Board of Directors:
Dr. Roger E. Billings, Chairman of the Board; Donald N. Fenn, Director;
Dr. Maria Sanchez, Director; Jean Kaiser, Director; and Dr. Jay Potter,
Director.

     Shareholders also voted to ratify the appointment of Hansen, Barnett, and Maxwell of Salt Lake City, Utah, to continue as independent auditors for WideBand Corporation. There was no other business conducted at the meeting.

     All voting was unanimous in the affirmative, for each director as well as for the ratification of the appointment of the independent auditors, as follows:

        Total votes cast in person or by proxy. . . . 11,699,946

        Votes approving each director . . . . . . . . 11,699,946
        Votes disapproving each director. . . . . . . . . . . .0
        Abstentions . . . . . . . . . . . . . . . . . . . . . .0

        Votes approving ratification of auditors. . . 11,699,946
        Votes disapproving ratification . . . . . . . . . . . .0
        Abstentions . . . . . . . . . . . . . . . . . . . . . .0


Item 6. Exhibits and Reports on Form 8-K.
  (b) Reports on Form 8-K.
     There were no Form 8-K reports filed this quarter.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




By: _____/s/ Roger E. Billings_____________________   Date: May 13, 2002
    Dr. Roger E. Billings, President, CEO, Director

                             WideBand Corporation
                        Condensed Financial Statements

                               Table of Contents



Condensed Balance Sheets - March 31, 2002 and
  September 30, 2001  (Unaudited) . . . . . . . . . . . . . . . . . F-1

Condensed Statements of Operations for the Three and Six Months
  ended March 31, 2002 and 2001 (Unaudited) . . . . . . . . . . . . F-2

Condensed Statements of Cash Flows for the Six Months ended March
31, 2002 and 2001 (Unaudited) . . . . . . . . . . . . . . . . . . . F-3

Notes to Condensed Financial Statements . . . . . . . . . . . . . . F-4

                             WIDEBAND CORPORATION
                           CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

                                                         March 31,         September 30,
                                                           2002                2001
                                                     ----------------    ----------------
                                    ASSETS
Current Assets
     Cash and cash equivalents. . . . . . . . . . .   $    294,915        $    502,359
     Trade accounts receivables . . . . . . . . . .         39,633              15,729
     Inventory. . . . . . . . . . . . . . . . . . .        365,285             204,234
     Prepaid expenses . . . . . . . . . . . . . . .          1,549                 631
                                                      -------------       -------------
          Total Current Assets. . . . . . . . . . .        701,382             722,953

Property and Equipment. . . . . . . . . . . . . . .        658,518             631,518
     Less: accumulated depreciation . . . . . . . .       (129,799)           (115,676)
                                                      -------------       -------------
               Net Property and Equipment . . . . .        528,719             515,842

Patents, Net of Amortization of $6,901
     and $5,566, respectively . . . . . . . . . . .         72,032              70,850
                                                      -------------       -------------

Total Assets. . . . . . . . . . . . . . . . . . . .   $  1,302,133        $  1,309,645
                                                      =============       =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable . . . . . . . . . . . .   $      5,036        $      6,269
     Accrued liabilities. . . . . . . . . . . . . .          5,320               6,181
                                                      -------------       -------------
          Total Current Liabilities . . . . . . . .         10,356              12,450
                                                      -------------       -------------
Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,238,595 and 13,122,345 shares outstanding,
       respectively . . . . . . . . . . . . . . . .        132,386             131,223
     Additional paid-in capital . . . . . . . . . .      4,863,102           4,399,264
     Accumulated deficit. . . . . . . . . . . . . .     (3,703,711)         (3,233,292)
                                                      -------------       -------------
          Total Stockholders' Equity. . . . . . . .      1,291,777           1,297,195
                                                      -------------       -------------
Total Liabilities and Stockholders' Equity. . . . .   $  1,302,133        $  1,309,645
                                                      =============       =============

             See the accompanying notes to condensed financial statements.
                                      F-1

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                              For the Three Months      For the Six Months
                                                Ended March 31,           Ended March 31,
                                           ------------------------- -------------------------
                                               2002         2001         2002         2001
                                           ------------ ------------ ------------ ------------
Sales . . . . . . . . . . . . . . . . . .   $   39,307   $   38,191   $   51,842   $  189,756
Cost of Sales . . . . . . . . . . . . . .       30,895       25,245       36,548      119,157
                                           ------------ ------------ ------------ ------------
     Gross Profit . . . . . . . . . . . .        8,412       12,946       15,294       70,599

Expenses
     Research and development . . . . . .       40,201       52,794       73,289      100,438
     Selling and general and administrative    340,383       49,713      415,683      203,211
                                           ------------ ------------ ------------ ------------
     Total Expenses . . . . . . . . . . .      380,584      102,507      488,972      303,649
                                           ------------ ------------ ------------ ------------

Loss From Operations. . . . . . . . . . .     (372,172)     (89,561)    (473,678)    (233,050)

Interest income . . . . . . . . . . . . .        1,190        5,724        3,259       11,458
                                           ------------ ------------ ------------ ------------

Net Loss. . . . . . . . . . . . . . . . .   $ (370,982)  $  (83,837)  $ (470,419)  $ (221,592)
                                           ============ ============ ============ ============
Basic and Diluted Loss Per Share. . . . .   $    (0.03)  $    (0.01)  $    (0.04)  $    (0.02)
                                           ============ ============ ============ ============
Weighted Average Number of Common
  Shares Used in Per Share Calculation. .   13,191,595   13,122,345   13,156,590   13,122,345
                                           ============ ============ ============ ============
















             See the accompanying notes to condensed financial statements.
                                      F-2

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                        For the Six         For the Six
                                                       Months Ended        Months Ended
                                                         March 31,           March 31,
                                                           2002                2001
                                                     ----------------    ----------------
Cash Flows From Operating Activities
     Net loss . . . . . . . . . . . . . . . . . . .   $   (470,419)       $   (221,592)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization . . . . . .         15,458              15,652
          Common stock issued for services. . . . .        240,000                   -
     Changes in operating assets and liabilities:
          Trade receivables . . . . . . . . . . . .        (23,904)             (6,859)
          Prepaid assets. . . . . . . . . . . . . .           (918)             43,042
          Inventory . . . . . . . . . . . . . . . .       (161,051)            (42,275)
          Accounts payable. . . . . . . . . . . . .         (1,232)             13,763
          Accrued liabilities . . . . . . . . . . .           (861)             (6,098)
                                                     --------------      --------------
          Net Cash and Cash Equivalents Used in
            Operating Activities. . . . . . . . . .       (402,927)           (204,367)
                                                     --------------      --------------
Cash Flows From Investing Activities
     Payments for patents . . . . . . . . . . . . .         (2,517)               (788)
     Purchase of equipment. . . . . . . . . . . . .        (27,000)           (105,000)
                                                     --------------      --------------
          Net Cash and Cash Equivalents Used In
            Investing Activities. . . . . . . . . .        (29,517)           (105,788)
                                                     --------------      --------------
Cash Flows From Financing Activities
     Common stock issued for cash . . . . . . . . .        225,000                   -
                                                     --------------      --------------
          Cash and Cash Equivalents Provided by
            Financing Activities. . . . . . . . . .        225,000                   -
                                                     --------------      --------------

Net Decrease in Cash. . . . . . . . . . . . . . . .       (207,444)           (310,155)

Cash and Cash Equivalents At Beginning of Period. .        502,359             988,310
                                                     --------------      --------------
Cash and Cash Equivalents At End of Period. . . . .   $    294,915        $    678,155
                                                     ==============      ==============




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


NOTE 2 - STOCKHOLDERS' EQUITY

     In February 2002, the Company issued 60,000 shares of restricted common stock to Capital Research Group for advertising services. The 60,000 shares were valued at $240,000 or $4.00 per share.

     During March 2002, the Company made a private placement of 56,250 shares of common stock. The shares were sold for a price of $4.00 per share, resulting in $225,000 cash, which will be used to support operations. No commissions were paid in connection with this offering.