Form 10QSB
period 2002-06-30
WIDE BAND CORP
filed 2002-08-13
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended 30 June 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _________________ to _________________


                       Commission file number   0-28002


                             WideBand Corporation
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


               Nevada                                  87-0363656
  ----------------------------------       ---------------------------------
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

     As of 31 July 2002 WideBand Corporation had 13,488,595 shares of Common Stock outstanding.


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

     The Company is focused on sales to Authorized Solution Providers and Direct Marketing Resellers - who sell its networking products into the government, industry and education markets. In generating sales leads, WideBand exhibits its products at several large international, and a number of smaller regional, computer shows throughout the year.

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

     WideBand stock is traded on the OTC.BB Market (ZWBC), and on the Frankfurt Exchange (Stock symbol WBD; German Security No. WKN-764536).

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001, AND THE NINE MONTHS ENDED JUNE 30, 2002 TO THE NINE MONTHS ENDED JUNE 30, 2001

     Sales were up to $55,784 for the quarter ended June 30, 2002 from $35,831 for the quarter ended June 30, 2001, as WideBand continues to increase its marketing efforts and the market for technology products begins to recover. Sales decreased for the nine-months ended June 30, 2002 compared with the same nine-month period for 2001 due to the general slump in the technology market.

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

     In May 2002, WideBand Corporation sold 250,000 shares of restricted WideBand stock to Donald Fenn, a WideBand Director, for $175,000 cash. These funds will be used to support operations.

     Cash decreased as of June 30, 2002 compared to September 30, 2001 in part due to the purchase of new manufacturing equipment. Cash was also used to increase inventory as of June 30, 2002 compared with September 30, 2001 as the Company continues to ramp-up production.

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

                         PART II -- OTHER INFORMATION

Item 2. Changes in Securities - Sale of Securities Not Registered Under the Securities Act

     Donald Fenn, a Director of WideBand Corporation, purchased 250,000 shares of restricted WideBand stock for $175,000 cash in May 2002.

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

     All voting was unanimous in the affirmative, for each director as well as for the ratification of the appointment of the independent auditors, as follows:

Total votes cast in person or by proxy. . . . . . . .  11,699,946

Votes approving each director . . . . . . . . . . . .  11,699,946
Votes disapproving each director. . . . . . . . . . . . . . . . 0
Abstentions . . . . . . . . . . . . . . . . . . . . . . . . . . 0

Votes approving ratification of auditors. . . . . . .  11,699,946
Votes disapproving ratification . . . . . . . . . . . . . . . . 0
Abstentions . . . . . . . . . . . . . . . . . . . . . . . . . . 0


Item 6.  Exhibits and Reports on Form 8-K.
  (b)  Reports on Form 8-K.

     There were no Form 8-K reports filed this quarter.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By: _____/s/ Roger E. Billings_____________________     Date: August 12, 2002
    Dr. Roger E. Billings, President, CEO, Director

                             WideBand Corporation
                        Condensed Financial Statements

                              Table of Contents



     Condensed Balance Sheets - June 30, 2002 and
     September 30, 2001  (Unaudited). . . . . . . . . . . . . . .  F-1

     Condensed Statements of Operations for the Three and
     Nine Months Ended June 30, 2002 and 2001 (Unaudited) . . . .  F-2

     Condensed Statements of Cash Flows for the Nine
     Months Ended June 30, 2002 and 2001 (Unaudited). . . . . . .  F-3

     Notes to Condensed Financial Statements (Unaudited). . . . .  F-4

                             WIDEBAND CORPORATION
                           CONDENSED BALANCE SHEETS
                                 (UNAUDITED)


                                                    June 30,       September 30,
                                                      2002             2001
                                                --------------   ----------------
                                    ASSETS
Current Assets
   Cash and cash equivalents. . . . . . . . . .  $   389,964      $   502,359
   Trade accounts receivables . . . . . . . . .       23,296           15,729
   Inventory. . . . . . . . . . . . . . . . . .      362,543          204,234
   Prepaid expenses . . . . . . . . . . . . . .        2,115              631
                                                 ------------     ------------
      Total Current Assets. . . . . . . . . . .      777,918          722,953

Property and Equipment. . . . . . . . . . . . .      665,958          631,518
   Less: accumulated depreciation . . . . . . .     (137,537)        (115,676)
                                                 ------------     ------------
         Net Property and Equipment . . . . . .      528,421          515,842

Patents, net of amortization of $8,216
  and $5,566, respectively. . . . . . . . . . .       69,353           70,850
                                                 ------------     ------------

Total Assets. . . . . . . . . . . . . . . . . .  $ 1,375,692      $ 1,309,645
                                                 ============     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Trade accounts payable . . . . . . . . . . .  $     9,439      $     6,269
   Accrued liabilities. . . . . . . . . . . . .        4,249            6,181
                                                 ------------     ------------
         Total Current Liabilities. . . . . . .       13,688           12,450
                                                 ------------     ------------
Stockholders' Equity
   Common Stock - $0.01 par value;
     20,000,000 shares authorized;
     13,488,595 and 13,122,345
     shares outstanding, respectively . . . . .      134,886          131,223
   Additional paid-in capital . . . . . . . . .    5,035,602        4,399,264
   Accumulated deficit. . . . . . . . . . . . .   (3,808,484)      (3,233,292)
                                                 ------------     ------------
         Total Stockholders' Equity . . . . . .    1,362,004        1,297,195
                                                 ------------     ------------
Total Liabilities and Stockholders' Equity. . .  $ 1,375,692      $ 1,309,645
                                                 ============     ============

        See the accompanying notes to condensed financial statements.
                                      F-1

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                     For the Three Months            For the Nine Months
                                        Ended June 30,                  Ended June 30,
                                -----------------------------   -----------------------------
                                     2002            2001            2002            2001
                                -------------   -------------   -------------   -------------
Sales . . . . . . . . . . . . .  $   55,784      $   35,831      $  107,627      $  225,587
Cost of Sales . . . . . . . . .      41,730          25,225          78,279         144,382
                                 -----------     -----------     -----------     -----------
   Gross Profit . . . . . . . .      14,054          10,606          29,348          81,205

Expenses
   Research and development . .      36,999          32,641         110,288         133,080
   Selling and general and
     administrative . . . . . .      83,024          34,228         498,707         237,439
                                 -----------     -----------     -----------     -----------
   Total Expenses . . . . . . .     120,023          66,869         608,995         370,519
                                 -----------     -----------     -----------     -----------

Loss From Operations. . . . . .    (105,969)        (56,263)       (579,647)       (289,314)
                                 -----------     -----------     -----------     -----------

Other income. . . . . . . . . .       1,196          14,067           4,455          25,525
                                 -----------     -----------     -----------     -----------

Net Loss. . . . . . . . . . . .  $ (104,773)     $  (42,196)     $ (575,192)     $ (263,789)
                                 ===========     ===========     ===========     ===========
Basic and Diluted Loss Per
  Share . . . . . . . . . . . .  $    (0.01)     $    (0.00)     $    (0.04)     $    (0.02)
                                 ===========     ===========     ===========     ===========
Weighted Average Number of
  Common Shares Used in Per
  Share Calculation . . . . . .   13,326,507      13,122,345      13,213,229      13,122,345
                                 ===========     ===========     ===========     ===========












        See the accompanying notes to condensed financial statements.
                                      F-2

                             WIDEBAND CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                           For the Nine Months Ended
                                                                    June 30,
                                                               2002           2001
                                                          -------------  --------------
Cash Flows From Operating Activities
   Net loss . . . . . . . . . . . . . . . . . . . . . . .  $ (575,192)    $ (263,789)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
        Depreciation and amortization . . . . . . . . . .      24,511         27,152
        Common stock issued for services. . . . . . . . .     240,000              -
   Changes in operating assets and liabilities:
        Trade receivables . . . . . . . . . . . . . . . .      (7,567)       (22,386)
        Prepaid expenses. . . . . . . . . . . . . . . . .      (1,484)        43,388
        Inventory . . . . . . . . . . . . . . . . . . . .    (158,309)       (51,124)
        Accounts payable and accrued liabilities. . . . .       1,239         (1,005)
                                                           -----------    -----------
        Net Cash and Cash Equivalents Used in
          Operating Activities. . . . . . . . . . . . . .    (476,802)      (267,764)
                                                           -----------    -----------
Cash Flows From Investing Activities
   Payments for patents . . . . . . . . . . . . . . . . .      (1,153)        (3,116)
   Purchase of equipment. . . . . . . . . . . . . . . . .     (34,440)      (132,656)
                                                           -----------    -----------
        Net Cash and Cash Equivalents Used in
          Investing Activities. . . . . . . . . . . . . .     (35,593)      (135,772)
                                                           -----------    -----------
Cash Flows From Financing Activities
   Common stock issued. . . . . . . . . . . . . . . . . .     400,000              -
                                                           -----------    -----------
        Cash and Cash Equivalents Provided by
          Financing Activities. . . . . . . . . . . . . .     400,000              -
                                                           -----------    -----------

Net Decrease in Cash. . . . . . . . . . . . . . . . . . .    (112,395)      (403,536)

Cash and Cash Equivalents At Beginning of Period. . . . .     502,359        988,310
                                                           -----------    -----------
Cash and Cash Equivalents At End of Period. . . . . . . .  $  389,964     $  584,774
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

     WideBand sold 250,000 shares of restricted common stock to a director of the Company in May 2002. The shares were sold for a price of $.70 per share, which was the fair value of the shares upon issuance, resulting in $175,000 cash.

                                                                EXHIBIT 99.1
                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of WideBand Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We,
Dr. Roger E. Billings, President of the Company, and Julie Williams, CFO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



_____/s/ Roger E. Billings_______
Dr. Roger E. Billings
President
August 12, 2002

_____/s/ Julie Williams__________
Julie Williams
CFO
August 12, 2002