Form 10KSB
period 2002-09-30
WIDE BAND CORP
filed 2002-12-17
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the fiscal year ended 30 September 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
    For the transition period from _______________________ to _____________

                      Commission file number     0-28002

                             WideBand Corporation
                (Name of small business issuer in its charter)

               Nevada                                 87-0363656
    (State or other jurisdiction        (I.R.S. Employer Identification No.)
  of incorporation or organization)

     401 West Grand, Gallatin, MO                        64640
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number    (660) 663-3000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock    $.01 par value
                        ------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.
     For the year ended September 30, 2002, WideBand Corporation gross revenues were $219,818.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
     As of 1 November 2002, the aggregate market value of voting common equity (there are no non-voting shares) held by non-affiliates of WideBand Corporation was $796,763, as determined by the average per/share price of the equity sold on that day.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     As of 11 November 2002, WideBand Corporation had 13,488,595 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes ____; No  X

                              TABLE OF CONTENTS


PART I.
     Item 1. Description of Business. . . . . . . . . . . . . . . . . . . 4
     Item 2. Description of Property. . . . . . . . . . . . . . . . . . . 5
     Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 6
     Item 4. Submission of Matters to a Vote of Security Holders. . . . . 6

PART II.
     Item 5. Market for Common Equity and Related Stockholder Matters . . 6
     Item 6. Management's Discussion and Analysis or Plan of Operation. . 7
     Item 7. Financial Statements . . . . . . . . . . . . . . . . . . . . 8
     Item 8. Changes In and Disagreements With Accountants. . . . . . . . 8


PART III.
     Item 9. Directors, Executive Officers Compliance With Section
             16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . 9
     Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . 9
     Item 11. Security Ownership of Certain Beneficial Owners &
              Management. . . . . . . . . . . . . . . . . . . . . . . . . 9
     Item 12. Certain Relationships and Related Transactions. . . . . . . 9
     Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 9
     Item 14. Controls and Procedures . . . . . . . . . . . . . . . . . .10

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

     In the fourth quarter of the fiscal year ended September 30, 2002, the Company launched eGig Corporation as a wholly-owned subsidiary for the purpose of distributing networking products to the small office and home office (SOHO) market.

Principal Products
     WideBand Corporation is a manufacturer and marketer of tier-one networking products. These are high-performance products, based on the Gigabit Ethernet and Fast Ethernet networking technologies, with features that are designed to support the market's demand for an affordable way to handle high-quality audio and video over the network. WideBand's products include Professional Series NICs (Network Interface Cards) and switches, a line of high performance servers, and other networking accessories.

Targeted Market Segments
     WideBand manufactures tier-one computer networking products for the government, education, and corporate markets.

Distribution Methods
     WideBand Corporation markets its products through a single-tier network of independent resellers.

Status of New Products
     During the next fiscal year, the Company plans to unveil several Professional Series switches with Layer 3 management. WideBand currently
offers Professional Series switches with Layer 2 management.   Layer 2
management is designed for small networks (less than 1,000 computers), while Layer 3 management is designed for use at the heart of very large networks.

Competitive Position
     WideBand's competitors are those companies that currently produce and sell computer networking adapters and switches. Some of these companies are firmly entrenched in the market, with good name recognition and a track record of providing quality products. WideBand's advantage in this arena will come from offering comparable products that have the ability to fully utilize the existing infrastructure, which can save the customer the expense of rewiring.

Sources and Availability of Raw Materials; Principal Suppliers
     Raw materials for WideBand's products are available from a number of suppliers. WideBand is not dependent on any single supplier.
                                       4

Significant Customers
     WideBand sells to many customers involved in various industries (e.g. government, business, and education). Several significant customers represent sales by WideBand in the aggregate amount of 10% or more of the consolidated revenues of the Company. Management believes that loss of one or more of these customers does not represent a material risk to WideBand, as it continues to
acquire significant new customers each year.   See also NOTE 8 to Notes to
Financial Statements.

Patents, Trademarks, Licenses, etc.
     WideBand Corporation licensed proprietary network designs from its founder, Dr. Roger E. Billings. A royalty was paid to Dr. Billings each time a licensed product was sold.

     Eventually, the standard for Gigabit Ethernet emerged from the IEEE. In response, WideBand Corporation has developed new, standards-based products, which do not rely upon the earlier technology licenses. WideBand Corporation no longer pays royalties to Dr. Billings for any of its currently manufactured products. No royalties were paid to Dr. Billings for any period during the fiscal year ended September 30, 2002.

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

Research and Development
     WideBand incurred research and development costs of $172,365 and $175,042 during the years ended September 30, 2002 and 2001, respectively. This is a result of WideBand's continuing commitment to the development of new products to sustain the Company's growth.

Employees
     WideBand personnel currently consists of 8 full-time employees.


Item 2. Description of Property.
     WideBand Corporation owns a 20,000 square foot structure located in Gallatin, Missouri, which houses WideBand's corporate headquarters and its manufacturing operations. The Corporation also owns 20 acres of land in the Gallatin Industrial Park. WideBand intends to use this land for future expansion.

     Management has not set a target date, nor made definitive plans on the building of new facilities.

     WideBand's current headquarters has a federal tax basis of $298,380, and is depreciated by the GDS Straight Line method over 39 years. The unimproved real estate in the Gallatin Business Park has a federal tax basis of $71,540
and is not depreciated.   See also NOTE 3 to Notes to Financial Statements.
                                       5

Item 3. Legal Proceedings.
     WideBand Corporation is not involved in any legal proceedings that are material to its business or operations or to the duties and obligations of any of its officers and directors.


Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of Security Holders during the fourth quarter of WideBand Corporation's fiscal year ended September 30, 2002.




                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
     WideBand shares are quoted on the NASDAQ Over-The-Counter Bulletin Board market under the symbol "ZWBC". The following table sets forth the high and low bid price for each quarter within the last two fiscal years. The prices were obtained from quotations published by the National Quotation Bureau LLC, Commodity Systems Inc., The NASDAQ Stock Market Inc., S&P Comstock and Reuters.

                     Quarter Ending     High      Low
                       30 Sep 2000      9 1/2    7 1/2
                       31 Dec 2000     17 1/2    1 3/4
                       31 Mar 2001      8 5/8    1 1/2
                       30 Jun 2001      1.75     0.51
                       30 Sep 2001      1.05     0.51
                       31 Dec 2001      9.25     1.25
                       31 Mar 2002      5.35     1.01
                       30 Jun 2002      1.54     0.10
                       30 Sep 2002      0.45     0.09

     The quotations above reflect inter-dealer prices without retail markup, markdown or commission, and may not reflect actual transactions.

     As of October 18, 2002 there were approximately 276 WideBand shareholders of record.

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

Overview
     WideBand Corporation is a technology development company, which manufactures tier-one computer networking products. The Company's Professional Series NICs (Network Interface Cards) and Switches are designed and built in the USA. This gives WideBand the ability to integrate the high-performance features the market desires into its products and to implement very strict standards of quality control in the manufacturing process.

     WideBand Corporation faces competition from a number of established companies in the tier-one industry segment. It is WideBand's philosophy to enter the market with superior products that offer features and benefits that will attract users without the need to overly discount pricing. The Company's Professional Series Gigabit NICs and Switches are designed to work over Category 5 -- and even Category 3 -- cabling. This eliminates the need for rewiring in most installations, thereby greatly reducing the cost of upgrading to Gigabit Ethernet.

     WideBand's Professional Series products include Gigabit Ethernet NICs for servers and high-performance workstations. The Company also manufactures three models of Gigabit Ethernet switches: 8-port and 16-port versions that have the capability of operating over standard Category 5 cabling, and an "8 + 8" switch, with eight gigabit ports for Cat 5 and eight mini-GBIC slots for gigabit fiber modules. All three models utilize auto-configuration and have the ability to be upgraded in the field to operate as managed devices. WideBand currently offers Layer 2 management, which is designed for small networks of less than 1,000 computers, on its Professional Series switches. During the coming year, the Company plans to begin offering Layer 3 management (designed for use at the heart of very large networks) on several of its Professional Series switches.

     WideBand Corporation also markets a line of high-performance servers, which utilize the fsix Operating System. These servers are unique in that the hardware is sold with the software already installed. This greatly simplifies the installation and set-up for the end user. Also, the software is optimized for the specific hardware used, resulting in substantial performance improvements. The servers are manufactured by fsix Corporation, which is controlled by the President of WideBand Corporation, Dr. Roger Billings. fsix purchases Professional Series gigabit NICs from WideBand Corporation for use inside its server products. WideBand purchases servers from fsix Corporation and markets them through its Reseller organization. See also NOTE 7 to Notes to Financial Statements.
                                       7

     WideBand has an organization of 130 independent resellers and plans to increase that number during the coming fiscal year.

     During fourth quarter of this year, the Company launched a wholly-owned subsidiary, eGig Corporation, for the purpose of distributing computer networking products to the small office and home office (SOHO) market. This market requires high-performance networking products, but at a limited price. Because of the price requirements, the SOHO market needs a different kind of product and a different marketing focus than that of the tier-one market. In order to meet this price requirement, eGig Corporation has its products manufactured offshore.

Comparison Of Year Ended September 30, 2002 To The Year Ended September 30, 2001
     Sales of the Company's products were $215,992 and $136,902 for the years ended September 30, 2002 and 2001, respectively. For the year ended September 30, 2002, continuing product lines (Video Distribution Products, Servers, and Cable) experienced sales of $66,185, while new products lines (Professional Series NICs and Switches) had sales of $114,566. In addition, eGig NICs and Switches accounted for sales of $35,240 for the same period.

     Selling and General and Administrative expenses were $571,402 and $325,467
for the years ended September 30, 2002 and 2001, respectively.   This increase
is due to WideBand's continuing efforts to launch the Company's products.

Sources Of Cash
     The $400,000 in cash provided by financing activities for the year ended September 30, 2002 was from private placement offerings in March and May 2002, which resulted in the sale of 306,250 shares of common stock. The Company did not have any cash provided by financing activities in the year ended September 30, 2001. See NOTE 5 of Notes to Financial Statements.

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


Item 10. Executive Compensation.
     The chief executive officer of the Company is Dr. Roger Billings. His total compensation aggregated $29,591 during the last fiscal year. No other officer of the Company earned an aggregate of $100,000 or more in total compensation during the fiscal year noted, or during the two fiscal years prior thereto. The total cash compensation of all officers and directors during the fiscal year ended September 30, 2002 was $76,803.

     The Company does not have any pension or incentive plans, such as share option plans, awards, or other compensation arrangements, for its executive officers or directors. It has issued individual stock options to employees for services. See NOTE 6 of Notes to Financial Statements.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
     Other than Dr. Roger Billings and Donald Fenn (whose share ownerships are set forth below), WideBand is unaware of any person who owns 5% or more of the outstanding common shares of the Company.

     The following table sets forth, as of September 30, 2002, the number of shares beneficially owned by each officer and director of the Company and all officers and directors as a group:

Name                     Shares Beneficially Owned    Percent of Class
Dr. Roger E. Billings            10,045,873                 74.5%
Donald N. Fenn                      854,518                  6.3%
Jean Kaiser                           8,000              less than 1%
Dr. Maria Sanchez                     4,000              less than 1%
Joseph Billings                       2,000              less than 1%
Eileen Dayton                         2,000              less than 1%
Julie Williams                        2,000              less than 1%

All Officers & Directors
   as a group (7 persons):       10,918,391                 80.9%


Item 12. Certain Relationships and Related Transactions.
     None.


Item 13. Exhibits and Reports on Form 8-K.
     No Exhibits are included herewith or incorporated by reference.

     There were no reports filed on Form 8-K during the last quarter of the fiscal year ended September 30, 2002.

Item 14. Controls and Procedures.
  (a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

  (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


-------------------------------------------------------------------------------

                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By ___/s/  Roger Billings_______________________________   _12/17/02______
   Dr. Roger E. Billings, President, CEO, Director         Date



By __/s/  Maria Sanchez_________________________________   _12/17/02______
   Maria Sanchez, VP of Research & Development, Director   Date



By __/s/  Donald Fenn___________________________________   _12/17/02______
   Donald N. Fenn, Director                                Date



By __/s/  Julie Williams________________________________   _12/17/02______
   Julie D. Williams, CFO                                  Date



By __/s/  Natalie Billings______________________________   _12/17/02______
   Natalie Billings, Controller                            Date

Attachment A
                    Form of Certification for Form 10-KSB

We, Dr. Roger E. Billings, President of the Company, and Julie Williams, CFO, certify that:

1.  We have reviewed this annual report on Form 10-KSB of WideBand;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


__/s/ Roger E. Billings______________
Dr. Roger E. Billings
President
12/17/02

__/s/ Julie Williams_________________
Julie D. Williams
CFO
12/17/02

                     WIDEBAND CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                              TABLE OF CONTENTS



Report of Independent Certified Public Accountants. . . . . . . . . . . . F-1

Consolidated Balance Sheets - September 30, 2002 and 2001 . . . . . . . . F-2

Consolidated Statements of Operations for the Years Ended
September 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Stockholder's Equity for Years
Ended September 30, 2001 and 2002 . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . F-5

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . F-6

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                            (801) 532-2200
Member of AICPA Division of Firms                       Fax (801) 532-7944
Member of SECPS                                  5 Triad Center, Suite 750
Member of Summit International Associates       Salt Lake City, Utah 84180




              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and the Stockholders
WideBand Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of WideBand Corporation and subsidiary as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WideBand Corporation and subsidiary as of September 30, 2002 and 2001, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                     HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
October 29, 2002

                     WIDEBAND CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                       September 30,
                                               -----------------------------
                                                    2002           2001
                                               -------------- --------------
                                    ASSETS
Current Assets
     Cash and cash equivalents. . . . . . . . . $   273,838    $   502,359
     Trade accounts receivables . . . . . . . .      18,295         15,729
     Inventory. . . . . . . . . . . . . . . . .     262,548        204,234
     Prepaid expenses . . . . . . . . . . . . .         721            631
                                                ------------   ------------
          Total Current Assets. . . . . . . . .     555,402        722,953

Property and Equipment. . . . . . . . . . . . .     591,191        631,518
     Less: accumulated depreciation . . . . . .     (80,068)      (115,676)
                                                ------------   ------------
          Net Property and Equipment. . . . . .     511,123        515,842

Patents, Net of Amortization of $9,531
  and $5,566, respectively. . . . . . . . . . .      68,513         70,850
                                                ------------   ------------

Total Assets. . . . . . . . . . . . . . . . . . $ 1,135,038    $ 1,309,645
                                                ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable . . . . . . . . . . $    48,573    $     6,269
     Accrued liabilities. . . . . . . . . . . .       8,795          6,181
                                                ------------   ------------
          Total Current Liabilities . . . . . .      57,368         12,450
                                                ------------   ------------
Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,488,595 and 13,122,345 shares
         outstanding. . . . . . . . . . . . . .     134,886        131,223
     Additional paid-in capital . . . . . . . .   5,035,601      4,399,264
     Accumulated deficit. . . . . . . . . . . .  (4,092,817)    (3,233,292)
                                                ------------   ------------
          Total Stockholders' Equity. . . . . .   1,077,670      1,297,195
                                                ------------   ------------
Total Liabilities and Stockholders' Equity. . . $ 1,135,038    $ 1,309,645
                                                ============   ============

     See the accompanying notes to the consolidated financial statements.
                                      F-2

                     WIDEBAND CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Years Ended
                                                        September 30,
                                                -----------------------------
                                                     2002           2001
                                                -------------- --------------
Sales . . . . . . . . . . . . . . . . . . . . .  $   219,818    $   253,917
Cost of Sales . . . . . . . . . . . . . . . . .      156,783        162,270
Writedown of carrying value of inventories. . .      184,363              -
                                                 ------------   ------------
     Gross Profit . . . . . . . . . . . . . . .     (121,328)        91,647
                                                 ------------   ------------

Expenses
     Research and development . . . . . . . . .      172,365        175,042
     Selling, general and administrative. . . .      571,402        325,467
                                                 ------------   ------------
     Total Expenses . . . . . . . . . . . . . .      743,767        500,509
                                                 ------------   ------------

Loss From Operations. . . . . . . . . . . . . .     (865,095)      (408,862)
                                                 ------------   ------------

Other Income
     Interest income. . . . . . . . . . . . . .        5,570         21,006
     Gain on sale of securities . . . . . . . .            -         12,339
                                                 ------------   ------------
     Total Other Income . . . . . . . . . . . .        5,570         33,345
                                                 ------------   ------------


Net Loss. . . . . . . . . . . . . . . . . . . .  $  (859,525)   $  (375,517)
                                                 ============   ============
Basic and Diluted Loss Per Share. . . . . . . .  $     (0.06)   $     (0.03)
                                                 ============   ============
Weighted Average Number of Common
  Shares Used in Per Share Calculation. . . . .   13,282,636     13,122,345
                                                 ============   ============








     See the accompanying notes to the consolidated financial statements.
                                      F-3

                     WIDEBAND CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common Stock            Additional                      Total
                                 ----------------------------      Paid-In      Accumulated   Stockholders'
                                     Shares        Amount          Capital        Deficit        Equity
                                 -------------- -------------  -------------- -------------- --------------
Balance - September 30, 2000. . .   13,122,345   $  131,223     $ 4,399,264    $(2,857,775)   $ 1,672,712

Net loss. . . . . . . . . . . . .            -            -               -       (375,517)      (375,517)
                                  -------------  -----------    ------------   ------------   ------------
Balance - September 30, 2001. . .   13,122,345   $  131,223     $ 4,399,264    $(3,233,292)   $ 1,297,195

Shares issued for services. . . .       60,000          600         239,400              -        240,000
Shares issued for cash. . . . . .      306,250        3,063         396,937              -        400,000
Net loss. . . . . . . . . . . . .            -            -               -       (859,525)      (859,525)
                                  -------------  -----------    ------------   ------------   ------------
Balance - September 30, 2002. . .   13,488,595   $  134,886     $ 5,035,601    $(4,092,817)   $ 1,077,670
                                  =============  ===========    ============   ============   ============





























     See the accompanying notes to the consolidated financial statements.
                                      F-4

                     WIDEBAND CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Year Ended
                                                   September 30,
                                                2002           2001
                                           -------------- --------------
Cash Flows From Operating Activities
  Net loss. . . . . . . . . . . . . . . . . $ (859,525)    $ (375,517)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization. . . . .     36,980         29,902
     Loss on disposal of assets . . . . . .      7,575              -
     Gain on sale of securities . . . . . .          -        (12,339)
     Stock issued for services. . . . . . .    240,000              -
  Changes in operating assets and liabilities:
     Trade accounts receivables . . . . . .     (2,566)       (14,356)
     Inventory. . . . . . . . . . . . . . .    (58,314)       (34,967)
     Prepaid expenses . . . . . . . . . . .        (90)        66,234
     Accounts payable . . . . . . . . . . .     42,304         (5,401)
     Accrued liabilities. . . . . . . . . .      2,614         (5,048)
                                            -----------    -----------
     Net Cash and Cash Equivalents Used
       in Operating Activities. . . . . . .   (591,022)      (351,492)
                                            -----------    -----------

Cash Flows From Investing Activities
  Proceeds from sale of securities. . . . .          -         12,339
  Payments for patents and trademarks . . .     (1,628)        (3,668)
  Purchase of equipment . . . . . . . . . .    (35,871)      (143,130)
                                            -----------    -----------
     Net Cash and Cash Equivalents Used
       In Investing Activities. . . . . . .    (37,499)      (134,459)
                                            -----------    -----------
Cash Flows From Financing Activities
  Common stock issued for cash. . . . . . .    400,000              -
                                            -----------    -----------
     Net Cash and Cash Equivalents
       Provided By Financing Activities . .    400,000              -
                                            -----------    -----------

Net Decrease in Cash. . . . . . . . . . . .   (228,521)      (485,951)

Cash and Cash Equivalents At Beginning
  of Year . . . . . . . . . . . . . . . . .    502,359        988,310
                                            -----------    -----------
Cash and Cash Equivalents At End of Year. . $  273,838     $  502,359
                                            ===========    ===========


     See the accompanying notes to the consolidated financial statements.
                                      F-5

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and nature of operations- Wideband Corporation was incorporated on September 23, 1994 under the laws of the State of Missouri. On November 14, 2001, WideBand formed a wholly-owned subsidiary eGig Corporation. Wideband and eGig (the Company) are engaged in developing, manufacturing, and marketing high performance computer networking products.

     Principles of Consolidation- The accompanying consolidated financial statements include the accounts of WideBand Corporation and its wholly-owned subsidiary, eGig Corporation. All significant intercompany transactions and account balances have been eliminated in consolidation.

     Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Business Condition- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the financial statements, the Company has sustained net losses of $859,525 and $375,517 during the years ended September 30, 2002 and 2001, respectively. In addition, operating activities have used cash of $591,022 and $351,492 during the years ended September 30, 2002 and 2001, respectively. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.

     During the year ended September 30, 2002 the Company released its new standards based products to the market. During the coming fiscal year, WideBand plans to unveil several Professional Series switches with Layer 3 management. These new products will open the Company's product offerings to a broader market segment in the anticipation that an increase in sales will result. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due.

     Trade Accounts Receivable- The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At September 30, 2002, management believed the Company had incurred no material impairments in the carrying values of its accounts receivable.

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

     Cash Equivalents and Fair Value of Financial Instruments- Cash equivalents include highly-liquid investments with original maturity of three months or less, readily convertible to known amounts of cash. At September 30, 2002, the Company had cash in excess of federally insured limits of $122,129.

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

     Research and Development and Capitalization of Software Costs- All costs incurred to establish the technological feasibility of software to be sold, leased or otherwise marketed are charged to research and development expense. Technological feasibility is established when a product design and a working model of the software product have been completed. Costs to produce or purchase software subsequent to establishing technological feasibility are capitalized. Capitalization of software costs ceases when the product is available for general release to customers. Costs to perform consulting or development services applications are charged to cost of sales in the period in which the corresponding sales are recognized.

     Patents- Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. On September 30, 2002, management determined that the estimated useful life of the patents is five years based on the expected life of the Company's products. Prior to this assessment, the patents were amortized on a straight-line basis over a fifteen-year period beginning on the date the patents are issued. Amortization expense was $3,965 and $2,576 during the years ended September 30, 2002 and 2001, respectively.

     The realization of patents and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets. Fair value is determined based on expected discounted net future cash flows. The analysis necessarily involve significant management judgement to evaluate the capacity of an asset to perform within projections. As required, an evaluation of impairment was made on the patents as of September 30, 2002. No indications of impairment were noted.

     Property and Equipment- Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, which are five to thirty-nine years. Maintenance and

                     WIDEBAND CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Advertising Costs- Advertising costs are expensed when incurred. Advertising expense was $66,649 and $68,714 for the years ended September 30, 2002 and 2001, respectively.

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

     Stock-Based Compensation- Stock-based compensation related to stock options granted to employees is measured by the intrinsic-value method. This method recognizes compensation expense based on the difference between the fair value of the underlying common stock and the exercise price of the stock options on the date granted. Stock-based compensation to non-employees is measured by the fair value of the stock options and warrants on the grant date as determined by the Black-Scholes option pricing model.

     Basic and Diluted Loss Per Share- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution, which could occur if all potentially issuable common shares from stock options resulted in the issuance of common stock. There were 60,000 potentially issuable common shares at September 30, 2002 and 2001 that were excluded from the calculation of diluted loss per common share because the effects are anti-dilutive.

     Recent Accounting Pronouncements- In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. SFAS No. 144 is effective for fiscal years beginning after
December 15, 2001, with an earlier adoption encouraged.   This standard has
been adopted by the Company and has had no impact on the Company.

                     WIDEBAND CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended September 30, 2002 and its adoption had no effect on the Company.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 2 - INVENTORY

Inventory consisted of the following:

                               September 30,
                       ----------------------------
                            2002           2001
                       -------------  -------------
Materials . . . . . . . $  121,314     $  140,939
Work in process . . . .      1,237          1,309
Finished goods. . . . .    139,997         61,986
                        -----------    -----------
Total . . . . . . . . . $  262,548     $  204,234
                        ===========    ===========

     During the fourth quarter ended September 2002, the Company began producing its new standards based products. As a result, in September 2002 the Company wrote off $184,363 in obsolete inventory.

                     WIDEBAND CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                        September 30,
                                                ----------------------------
                                                    2002            2001
                                                -------------  -------------
Land. . . . . . . . . . . . . . . . . . . . . .  $   71,540     $   71,540
Building. . . . . . . . . . . . . . . . . . . .     300,000        300,000
Building improvements . . . . . . . . . . . . .      23,989         23,989
Manufacturing equipment . . . . . . . . . . . .     160,031         73,993
Manufacturing equipment not yet in service. . .           -        105,605
Other equipment . . . . . . . . . . . . . . . .      17,225         37,985
Furniture and fixtures. . . . . . . . . . . . .       3,906          3,906
Automobiles . . . . . . . . . . . . . . . . . .      14,500         14,500
                                                 -----------    -----------
Total . . . . . . . . . . . . . . . . . . . . .  $  591,191     $  631,518
                                                 ===========    ===========

     The company depreciates property and equipment once it is placed in service. Depreciation expense was $33,015 and $27,326 for the years ended September 30, 2002 and 2001, respectively.


NOTE 4 - INCOME TAXES

     The net loss for all periods presented resulted entirely from operations within the United States. There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset were as follows:

                                                   September 30,
                                           -----------------------------
                                                2002           2001
                                           -------------- --------------
Depreciation. . . . . . . . . . . . . . .   $     4,991    $     5,002
Allowance for inventory write down. . . .   $    70,288    $         -
Operating loss carryforwards. . . . . . .   $ 1,279,510    $ 1,020,408
Valuation allowance . . . . . . . . . . .    (1,354,789)    (1,025,410)
                                            ------------   ------------
Net Deferred Tax Asset. . . . . . . . . .   $         -    $         -
                                            ============   ============

                     WIDEBAND CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For tax reporting purposes, the Company had operating loss carryforwards of $3,356,093 at September 30, 2002, which will expire beginning in the year 2009. The Company had a capital loss carryforward of $424,192 at September 30, 2002, which will expire in the year 2004.

     The following is a reconciliation of the tax benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:

                                                        September 30,
                                                -----------------------------
                                                     2002           2001
                                                -------------- --------------
Tax at statutory rate (34%) . . . . . . . . . .  $  (292,239)   $  (127,676)
Non taxable income. . . . . . . . . . . . . . .       (1,686)        (2,420)
Change in valuation allowance . . . . . . . . .      329,380        145,586
State tax benefit, net of federal tax effect. .      (35,455)       (15,490)
                                                 ------------   ------------
Net Income Tax Expense. . . . . . . . . . . . .  $         -    $         -
                                                 ============   ============


NOTE 5 - STOCKHOLDERS' EQUITY

     In February 2002, the Company issued 60,000 shares of restricted common stock to Capital Research Group for advertising services. The 60,000 shares were valued at $240,000 or $4.00 per share.

     In February 2002, the Company completed a private placement of 56,250 shares of common stock. The shares were sold for a price of $4.00 per share, or $225,000. No commissions were paid in connection with this offering.

     In May 2002, the Company issued 250,000 shares of restricted common stock to a director of the Company. The shares were sold for a price of $.70 per share, or $175,000, which was the fair value around the time of issuance less a discount due to the shares being restricted.

                     WIDEBAND CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS

     The Company has issued individual stock options to employees for services. A summary of the status of the Company's stock options as of September 30, 2002 and 2001, and changes during the years respectively, then ended are as follows:

                                           2002                          2001
                                 -------------------------     -------------------------
                                  Weighted-                     Weighted-
                                   Average       Exercise        Average       Exercise
                                    Shares         Price          Shares         Price
                                 -----------    ----------     -----------    ----------
Outstanding at beginning
   of year. . . . . . . . . .       60,000       $  5.00          60,000       $  5.00
Outstanding at end of
  period. . . . . . . . . . .       60,000       $  5.00          60,000       $  5.00
                                  =========                     =========
Options exercisable at
  period-end. . . . . . . . .       60,000       $  5.00          60,000       $  5.00
                                  =========                     =========

     The weighted-average remaining contractual life of the stock options outstanding at September 30, 2002 was 1.4 years. The Company measures compensation relating to stock options by the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation was recognized from stock options during any period.


NOTE 7 - RELATED PARTY TRANSACTIONS

     The President of the Company owns a controlling interest in fsix Corporation. fsix manufactures a line of file server products, most of which utilize WideBand adapters manufactured by the Company. The Company also markets servers produced by fsix through its dealer organization. Payments to fsix were $35,000 and $21,032 during the years ended September 30, 2002 and 2001, respectively. Receipts from fsix were $3,930 and $4,784 during the years ended September 30, 2002 and 2001, respectively.

                     WIDEBAND CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - MAJOR CUSTOMERS

     Sales to major customers and their percentage of sales for the years ended September 30, 2002 and 2001, are as follows:

                            For the years ended September 30,
                  ------------------------------------------------------
                           2002                           2001
                  ------------------------      ------------------------
Customer "A". . .  $  59,236         27%         $  41,542         17%
Customer "B". . .     44,651         20%                 -          -
Customer "C". . .     27,267         12%                 -          -