Form 10QSB
period 2002-12-31
WIDE BAND CORP
filed 2003-02-13
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended 31 December 2002

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _________________ to _________________


                       Commission file number   0-28002


                             WideBand Corporation
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                   Nevada                             87-0363656
      --------------------------------     ---------------------------------
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

     As of 31 January 2002 WideBand Corporation had 13,488,595 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . . . .3


PART II. OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .4

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

     WideBand Corporation faces competition from a number of established companies in the tier-one industry segment. It is WideBand's philosophy to enter the market with superior products that offer features and benefits that will attract users without the need to overly discount pricing. The Company's Professional Series Gigabit NICs and Switches are designed to work over Category 5 - and even Category 3 - cabling. This eliminates the need for rewiring in most installations, thereby greatly reducing the cost of upgrading to Gigabit Ethernet.

     WideBand's Professional Series products include Gigabit Ethernet NICs for servers and high-performance workstations. The Company also manufactures three models of Gigabit Ethernet switches: 8-port and 16-port versions that have the capability of operating over standard Category 5 cabling, and an "8 + 8" switch, with eight gigabit ports for Cat 5 and eight mini-GBIC slots for gigabit fiber modules. All three models utilize auto-configuration and have the ability to be upgraded in the field to operate as managed devices.
WideBand currently offers Layer 2 management, which is designed for small networks of less than 1,000 computers, on its Professional Series switches.
The Company plans to begin offering Layer 3 management (designed for use at the heart of very large networks) on several of its Professional Series switches during the current fiscal year.

     WideBand Corporation also markets a line of high-performance servers, which utilize the fsix Operating System. These servers are unique in that the hardware is sold with the software already installed. This greatly simplifies the installation and set-up for the end user. Also, the software is optimized for the specific hardware used, resulting in substantial performance improvements. The servers are manufactured by fsix Corporation, which is controlled by the President of WideBand Corporation, Dr. Roger Billings. fsix purchases Professional Series gigabit NICs from WideBand Corporation for use inside its server products. WideBand purchases servers from fsix Corporation and markets them through its Dealer organization.

     WideBand has an organization of 187 independent dealers and plans to increase that number during the coming year.

     During the fourth quarter of the last fiscal year, the Company launched a wholly-owned subsidiary, eGig Corporation, for the purpose of distributing computer networking products to the small office and home office (SOHO) market. This market requires high-performance networking products, but at a limited price. Because of the price requirements, the SOHO market needs a different kind of product and a different marketing focus than that of the tier-one market. In order to meet this price requirement, eGig Corporation has its products manufactured offshore.

     WideBand stock is traded on the OTC.BB Market (ZWBC), and on the Frankfurt Exchange (Stock symbol WBD; German Security No. WKN-764536).


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 TO THE THREE MONTHS ENDED DECEMBER 31, 2001

     Sales were up to $131,274 for the quarter ended December 31, 2002 from $12,535 for the quarter ended December 31, 2001, as WideBand continues its efforts to launch the Company's products.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash through the sale of its networking products and its securities.

     Cash decreased as of December 31, 2002 compared to September 30, 2002 in part due to the expenses related to WideBand's presence at several industry trade shows. Cash was also used by operations to manufacture goods for sale. Included in these costs are the purchase of raw materials inventory and the maintenance of manufacturing and testing equipment.

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


By: _____/s/ Roger E. Billings_____________________   Date: February 13, 2002
    Dr. Roger E. Billings, President, CEO, Director




By: _____/s/ Julie Williams_______________________    Date: February 13, 2002
    Julie Williams, CFO

Attachment A.1
                    Form of Certification for Form 10-QSB

I, Dr. Roger E. Billings, President of the Company, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of WideBand;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


__/s/ Roger E. Billings_______
Dr. Roger E. Billings
President
February 13, 2002

Attachment A.2
                    Form of Certification for Form 10-QSB

I, Julie Williams, CFO of the Company, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of WideBand;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


__/s/ Julie Williams_______
Julie Williams
CFO
February 13, 2002

EXHIBIT 99.1


                          CERTIFICATION PURSUANT TO
                            18 U.S.C.SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WideBand Corporation on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Roger E. Billings, CEO, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



__/s/ Roger E. Billings_______
Dr. Roger E. Billings
President
February 13, 2002

EXHIBIT 99.2


                          CERTIFICATION PURSUANT TO
                            18 U.S.C.SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WideBand Corporation on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Julie Williams, CFO, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



__/s/ Julie Williams_______
Julie Williams
CFO
February 13, 2002

                             WIDEBAND CORPORATION
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              TABLE OF CONTENTS



Condensed Consolidated Balance Sheets - December 31, 2002 and
September 30, 2002  (Unaudited) . . . . . . . . . . . . . . . . . . . . . .F-1

Condensed Consolidated Statements of Operations for the Three Months
Ended December 31, 2002 and 2001 (Unaudited). . . . . . . . . . . . . . . .F-2

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended December 31, 2002 and 2001 (Unaudited). . . . . . . . . . . . . . . .F-3

Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . .F-4

                             WIDEBAND CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                 December 31,  September 30,
                                                     2002           2002
                                                -------------  -------------
                                    ASSETS
Current Assets
     Cash and cash equivalents. . . . . . . . .  $   192,660    $   273,838
     Trade accounts receivables . . . . . . . .       20,605         18,295
     Inventory. . . . . . . . . . . . . . . . .      232,567        262,548
     Prepaid expenses . . . . . . . . . . . . .          328            721
                                                 ------------   ------------
          Total Current Assets. . . . . . . . .      446,160        555,402

Property and Equipment. . . . . . . . . . . . .      591,191        591,191
     Less: accumulated depreciation . . . . . .      (86,109)       (80,068)
                                                 ------------   ------------
          Net Property and Equipment. . . . . .      505,082        511,123

Patents, net of amortization of $20,189 and
  $9,531, respectively. . . . . . . . . . . . .       57,855         68,513
                                                 ------------   ------------

Total Assets. . . . . . . . . . . . . . . . . .  $ 1,009,097    $ 1,135,038
                                                 ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable . . . . . . . . . .  $    19,179    $    48,573
     Accrued liabilities. . . . . . . . . . . .        7,294          8,795
                                                 ------------   ------------
          Total Current Liabilities . . . . . .       26,473         57,368
                                                 ------------   ------------
Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,488,595 shares outstanding. . . . . .      134,886        134,886
     Additional paid-in capital . . . . . . . .    5,035,601      5,035,601
     Accumulated deficit. . . . . . . . . . . .   (4,187,863)    (4,092,817)
                                                 ------------   ------------
          Total Stockholders' Equity. . . . . .      982,624      1,077,670
                                                 ------------   ------------
Total Liabilities and Stockholders' Equity. . .  $ 1,009,097    $ 1,135,038
                                                 ============   ============







See the accompanying notes to condensed consolidated financial statements.

                             WIDEBAND CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                    For the Three Months
                                                     Ended December 31,
                                                ----------------------------
                                                     2002           2001
                                                -------------  -------------
Sales . . . . . . . . . . . . . . . . . . . . .  $   131,274    $    12,535
Cost of Sales . . . . . . . . . . . . . . . . .      112,319          5,653
                                                 ------------   ------------
     Gross Profit . . . . . . . . . . . . . . .       18,955          6,882

Expenses
     Research and development . . . . . . . . .       38,183         33,089
     Selling and general and administrative . .       76,382         75,300
                                                 ------------   ------------
     Total Expenses . . . . . . . . . . . . . .      114,565        108,389
                                                 ------------   ------------

Loss From Operations. . . . . . . . . . . . . .      (95,610)      (101,507)
                                                 ------------   ------------

Other income. . . . . . . . . . . . . . . . . .          564          2,069
                                                 ------------   ------------

Net Loss. . . . . . . . . . . . . . . . . . . .  $   (95,046)   $   (99,438)
                                                 ============   ============
Basic and Diluted Loss Per Share. . . . . . . .  $     (0.01)   $     (0.01)
                                                 ============   ============
Weighted Average Number of Common
  Shares Used in Per Share Calculation. . . . .   13,488,595     13,122,345
                                                 ============   ============



















See the accompanying notes to condensed consolidated financial statements.

                             WIDEBAND CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                           For the Three Months Ended
                                                                  December 31,
                                                              2002           2001
                                                          ------------   ------------
Cash Flows From Operating Activities
   Net loss . . . . . . . . . . . . . . . . . . . . . . .  $  (95,046)    $  (99,438)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
          Depreciation and amortization . . . . . . . . .      16,699          7,370
          Changes in operating assets and liabilities:
          Trade receivables . . . . . . . . . . . . . . .      (2,310)         7,234
          Prepaid expenses. . . . . . . . . . . . . . . .         393            346
          Inventory . . . . . . . . . . . . . . . . . . .      29,981        (91,280)
          Accounts payable. . . . . . . . . . . . . . . .     (29,394)         4,677
          Accrued liabilities . . . . . . . . . . . . . .      (1,501)        (2,535)
                                                           -----------    -----------
          Net Cash and Cash Equivalents Used in
            Operating Activities. . . . . . . . . . . . .     (81,178)      (173,626)
                                                           -----------    -----------
Cash Flows From Investing Activities
   Payments for patents . . . . . . . . . . . . . . . . .           -         (1,572)
                                                           -----------    -----------
          Net Cash and Cash Equivalents Used in
            Investing Activities. . . . . . . . . . . . .           -         (1,572)
                                                           -----------    -----------
Cash Flows From Financing Activities
   Deposits received on private placement offering. . . .           -         50,000
                                                           -----------    -----------
          Cash and Cash Equivalents Provided by
            Financing Activities. . . . . . . . . . . . .           -         50,000
                                                           -----------    -----------

Net Decrease in Cash. . . . . . . . . . . . . . . . . . .     (81,178)      (125,198)

Cash and Cash Equivalents At Beginning of Period. . . . .     273,838        502,359
                                                           -----------    -----------
Cash and Cash Equivalents At End of Period. . . . . . . .  $  192,660     $  377,161
                                                           ===========    ===========












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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of September 30, 2002. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended September 30, 2003.

Business Condition- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the financial statements, the Company has sustained net losses of $95,046 and $99,438 during the three months ended December 31, 2002 and 2001, respectively. In addition, operating activities have used cash of $81,178 and $173,626 during the three months ended December 31, 2002 and 2001, respectively. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.

Recoverability of Long-Lived Assets - SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," requires the Company to test its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include a current-period operating or cash flow loss combined with a history of operating or cash flow losses. As a result, the Company assessed the recoverability of the carrying value of its property, equipment and patents at December 31, 2002 and, based on estimated undiscounted net future cash flows, management has determined that the long-lived assets of the Company continue to be recoverable.


NOTE 2- PATENTS

The Company adopted the provisions of SFAS No. 142 on October 1, 2002. As of December 31, 2002 and September 30, 2002, the gross carrying amount of the patents was $78,044 and accumulated amortization was $20,189 and $9,531, respectively. Patents are amortized on a straight-line basis over their estimated useful lives. At September 30, 2002, the Company reassessed the useful lives of its patents and estimated the useful lives to be from one month to three years based on the expected life of the Company's products that use each patent. Prior to this assessment, the patents were amortized over a fifteen-year period. Patent amortization expense was $10,657 and $659 during the three months ended December 31, 2002 and 2001, respectively and $3,965 and $2,576 during the years ended September 30, 2002 and 2001, respectively.

As of October 1, 2002 and December 31, 2002, the weighted-average estimated remaining amortization period for the patents was 1.3 years and 1.5 years, respectively. Management estimates that the patents will not have any significant residual value at the end of their estimated useful lives. As of December 31, 2002, estimated future amortization expense for patents for each of the following three years is as follows:

          For the Period Ending September 30:
          -----------------------------------
          2003. . . . . . . . . . . . . . . . .  $ 21,632
          2004. . . . . . . . . . . . . . . . .    18,677
          2005. . . . . . . . . . . . . . . . .    17,546

The carrying values of the Company's patents are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event were to occur, the Company would project undiscounted cash flows to be generated from the use of the patents and their eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value of the patents would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company's assessment of the recoverability of the carrying value of the patents at December 31, 2002 concluded that there is no requirement to recognize impairment on the patents. However, should the Company's marketing and sales plans not materialize, the realization of the Company's patents could be severely and negatively impacted.

The effects on net loss and basic and diluted loss per share of the change in the estimated useful lives of the patents for the three months ended December 31, 2002 and 2001 and for the years ended September 30, 2021 and 2001 is as follows:


                                 For the Three Months Ended     For the Years Ended
                                        December 31,               September 30,
                                 --------------------------  -------------------------
                                     2002          2001          2002         2001
                                 ------------  ------------  ------------ ------------
Net loss, as reported . . . . . . $  (95,046)   $  (99,438)   $ (859,525)  $ (375,517)

Adjust patent amortization. . . .         --        (4,331)      (28,826)     (17,383)
                                  -----------   -----------   -----------  -----------
Net loss, as adjusted . . . . . . $  (95,046)   $ (103,769)   $ (888,351)  $ (390,900)
                                  ===========   ===========   ===========  ===========
Basic and diluted loss per share:
   Net loss, as reported. . . . . $    (0.01)   $    (0.01)   $    (0.06)  $    (0.03)
   Net loss, as adjusted. . . . . $    (0.01)   $    (0.01)   $    (0.07)  $    (0.03)
                                  ===========   ===========   ===========  ===========