Form 10QSB
period 2003-03-31
WIDE BAND CORP
filed 2003-05-14
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended 31 March 2003

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

     As of 30 April 2003 WideBand Corporation had 13,488,595 shares of Common Stock outstanding.

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

     WideBand's Professional Series products include Gigabit Ethernet NICs for servers and high-performance workstations. The Company also manufactures three models of Gigabit Ethernet switches: 8-port and 16-port versions that have the capability of operating over standard Category 5 cabling, and an "8 + 8" switch, with eight gigabit ports for Cat 5 and eight mini-GBIC slots for gigabit fiber modules. All three models utilize auto-configuration and have the ability to be upgraded in the field to operate as managed devices.
WideBand currently offers Layer 2 management, which is designed for small networks of less than 1,000 computers, on its Professional Series switches.
The Company plans to begin offering Layer 3 management (designed for use at the heart of very large networks) on several of its Professional Series switches within the next few months.

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

     WideBand has an organization of over 100 independent dealers and plans to increase that number throughout the year.

     WideBand's wholly-owned subsidiary, eGig Corporation, sells computer networking products to the small office and home office (SOHO) market. This market requires high-performance networking products, but at a limited price. Because of the price requirements, the SOHO market needs a different kind of product and a different marketing focus than that of the tier-one market. In order to meet this price requirement, eGig Corporation has many of its products manufactured offshore.

     WideBand stock is traded on the OTC.BB Market (ZWBC), and on the Frankfurt Exchange (Stock symbol WBD; German Security No. WKN-764536).


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002, AND THE SIX MONTHS ENDED MARCH 31, 2003 TO THE SIX MONTHS ENDED MARCH 31, 2002

     Sales for the quarter ended March 31, 2003 and 2002 were $108,575 and $39,307, respectively. Sales for the six months ended March 31, 2003 and 2002 were $239,849 and $51,842, respectively. The increases are due to continuing efforts to launch the Company's products in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash through the sale of its networking products and its securities.

     Cash decreased as of March 31, 2003 compared to September 30, 2002 in part due to the expenses related to WideBand's presence at several industry trade shows. Cash was also used by operations to manufacture goods for sale. Included in these costs are the purchase of raw materials inventory and the maintenance of manufacturing and testing equipment.

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



By: _____/s/ Roger E. Billings_____________________     Date:   May 13, 2003
    Dr. Roger E. Billings, President, CEO, Director




By: _____/s/ Julie Williams_______________________      Date:   May 13, 2003
    Julie Williams, CFO

Attachment A.1 - Form of Certification for Form 10-QSB

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

___/s/ Roger E. Billings________
Dr. Roger E. Billings, President
May 13, 2003

Attachment A.2 - Form of Certification for Form 10-QSB

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

___/s/ Julie Williams_________
Julie Williams, CFO
May 13, 2003

EXHIBIT 99.1


                          CERTIFICATION PURSUANT TO
                            18 U.S.C.SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WideBand Corporation on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Roger E. Billings, CEO, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



___/s/ Roger E. Billings________
Dr. Roger E. Billings
President
May 13, 2003

EXHIBIT 99.2


                          CERTIFICATION PURSUANT TO
                            18 U.S.C.SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WideBand Corporation on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Julie Williams, CFO, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



___/s/ Julie Williams_________
Julie Williams
CFO
May 13, 2003

                             WIDEBAND CORPORATION
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              TABLE OF CONTENTS



Condensed Consolidated Balance Sheets -- March 31, 2003 and
  September 30, 2002 (Unaudited). . . . . . . . . . . . . . . . . . . F-1

Condensed Consolidated Statements of Operations for the Three
  and Six Months Ended March 31, 2003 and 2002 (Unaudited). . . . . . F-2

Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended March 31, 2003 and 2002 (Unaudited). . . . . . . . . . F-3

Notes to Condensed Consolidated Financial Statements (Unaudited). . . F-4

                             WIDEBAND CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                   March 31,    September 30,
                                                     2003           2002
                                                -------------- --------------
                                    ASSETS
Current Assets
     Cash and cash equivalents. . . . . . . . .  $   108,837    $   273,838
     Trade accounts receivables . . . . . . . .       25,251         18,295
     Inventory. . . . . . . . . . . . . . . . .      249,679        262,548
     Prepaid expenses . . . . . . . . . . . . .        3,193            721
                                                 ------------   ------------
          Total Current Assets. . . . . . . . .      386,960        555,402

Property and Equipment. . . . . . . . . . . . .      591,191        591,191
     Less: accumulated depreciation . . . . . .      (93,070)       (80,068)
                                                 ------------   ------------
          Net Property and Equipment. . . . . .      498,121        511,123

Patents, net of amortization of $29,766
  and $9,531, respectively. . . . . . . . . . .       48,278         68,513
                                                 ------------   ------------

Total Assets. . . . . . . . . . . . . . . . . .  $   933,359    $ 1,135,038
                                                 ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable . . . . . . . . . .  $    29,770    $    48,573
     Accrued liabilities. . . . . . . . . . . .       11,069          8,795
                                                 ------------   ------------
          Total Current Liabilities . . . . . .       40,839         57,368
                                                 ------------   ------------
Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,488,595 shares outstanding. . . . . .      134,886        134,886
     Additional paid-in capital . . . . . . . .    5,035,601      5,035,601
     Accumulated deficit. . . . . . . . . . . .   (4,277,967)    (4,092,817)
                                                 ------------   ------------
          Total Stockholders' Equity. . . . . .      892,520      1,077,670
                                                 ------------   ------------
Total Liabilities and Stockholders' Equity. . .  $   933,359    $ 1,135,038
                                                 ============   ============

See the accompanying notes to condensed consolidated financial statements.

                             WIDEBAND CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                             For the Three Months         For the Six Months
                                                Ended March 31,             Ended March 31,
                                           -------------------------   ------------------------
                                              2003          2002          2003         2002
                                           -----------   -----------   -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . $ 108,575     $  39,307     $ 239,849    $  51,842
Cost of Sales . . . . . . . . . . . . . . .    97,458        30,895       209,778       36,548
                                            ----------    ----------    ----------   ----------
     Gross Profit . . . . . . . . . . . . .    11,117         8,412        30,071       15,294

Expenses
  Research and development. . . . . . . . .    38,569        40,201        76,752       73,289
  Selling and general and administrative. .    62,939       340,383       139,320      415,683
                                            ----------    ----------    ----------   ----------
     Total Expenses . . . . . . . . . . . .   101,508       380,584       216,072      488,972
                                            ----------    ----------    ----------   ----------

Loss From Operations. . . . . . . . . . . .   (90,391)     (372,172)     (186,001)    (473,678)
                                            ----------    ----------    ----------   ----------

Interest income . . . . . . . . . . . . . .       287         1,190           851        3,259
                                            ----------    ----------    ----------   ----------

Net Loss. . . . . . . . . . . . . . . . . . $ (90,104)    $(370,982)    $(185,150)   $(470,419)
                                            ==========    ==========    ==========   ==========
Basic and Diluted Loss Per Share. . . . . . $   (0.01)    $   (0.03)    $   (0.01)   $   (0.04)
                                            ==========    ==========    ==========   ==========
Weighted Average Number of Common
Shares Used in Per Share Calculation. . . . 13,488,595    13,191,595    13,488,595   13,156,590
                                            ==========    ==========    ==========   ==========














See the accompanying notes to condensed consolidated financial statements.

                             WIDEBAND CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                     For the Six Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                       2003            2002
                                                                   -------------  -------------
Cash Flows From Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (185,150)    $ (470,419)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . .      33,237         15,458
       Common stock issued for services . . . . . . . . . . . . . .           -        240,000
    Changes in operating assets and liabilities:
       Trade receivables. . . . . . . . . . . . . . . . . . . . . .      (6,956)       (23,904)
       Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .      (2,472)          (918)
       Inventory. . . . . . . . . . . . . . . . . . . . . . . . . .      12,869       (161,051)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . .     (18,803)        (1,232)
       Accrued liabilities. . . . . . . . . . . . . . . . . . . . .       2,274           (861)
                                                                     -----------    -----------
       Net Cash and Cash Equivalents Used in Operating Activities .    (165,001)      (402,927)
                                                                     -----------    -----------
Cash Flows From Investing Activities
    Payments for patents. . . . . . . . . . . . . . . . . . . . . .           -         (2,517)
    Purchase of equipment . . . . . . . . . . . . . . . . . . . . .           -        (27,000)
                                                                     -----------    -----------
       Net Cash and Cash Equivalents Used in Investing Activities .           -        (29,517)
                                                                     -----------    -----------
Cash Flows From Financing Activities
    Common stock issued for cash. . . . . . . . . . . . . . . . . .           -        225,000
                                                                     -----------    -----------
       Cash and Cash Equivalents Provided by Financing Activities .           -        225,000
                                                                     -----------    -----------

Net Decrease in Cash. . . . . . . . . . . . . . . . . . . . . . . .    (165,001)      (207,444)

Cash and Cash Equivalents At Beginning of Period. . . . . . . . . .     273,838        502,359
                                                                     -----------    -----------
Cash and Cash Equivalents At End of Period. . . . . . . . . . . . .  $  108,837     $  294,915
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

Business Condition- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the financial statements, the Company has sustained net losses of $185,150 and $470,419 during the six months ended March 31, 2003 and 2002, respectively. In addition, operating activities have used cash of $165,001 and $402,927 during the six months ended March 31, 2003 and 2002, respectively. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.

Recoverability of Long-Lived Assets - SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," requires the Company to test its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include a current-period operating or cash flow loss combined with a history of operating or cash flow losses. As a result, the Company assessed the recoverability of the carrying value of its property, equipment and patents at March 31, 2003 and, based on estimated undiscounted net future cash flows, management has determined that the long-lived assets of the Company continue to be recoverable.

NOTE 2- PATENTS

The Company adopted the provisions of SFAS No. 142 on October 1, 2002. As of March 31, 2003 and September 30, 2002, the gross carrying amount of the patents was $78,044 with accumulated amortization of $29,766 and $9,531, respectively. Patents are amortized on a straight-line basis over their estimated useful lives. At September 30, 2002, the Company reassessed the useful lives of its patents and estimated the useful lives to be from one month to three years based on the expected life of the Company's products that use each patent. Prior to this assessment, the patents were amortized over a fifteen-year period. Patent amortization expense was $20,235 and $1,549 during the six months ended March 31, 2003 and 2002, respectively and $3,965 and $2,576 during the years ended September 30, 2002 and 2001, respectively.

As of October 1, 2002 and March 31, 2003, the weighted-average estimated remaining amortization period for the patents was 1.3 years and 1.6 years, respectively. Management estimates that the patents will not have any significant residual value at the end of their estimated useful lives. As of March 31, 2003, estimated future amortization expense for patents for each of the following three years is as follows:


               For the Years Ended September 30:
               ---------------------------------
                2003. . . . . . . . . . . . . . .  $ 12,054
                2004. . . . . . . . . . . . . . .    18,677
                2005. . . . . . . . . . . . . . .    17,547


The carrying values of the Company's patents are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event were to occur, the Company would project undiscounted cash flows to be generated from the use of the patents and their eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value of the patents would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company's assessment of the recoverability of the carrying value of the patents at March 31, 2003 concluded that there is no requirement to recognize impairment on the patents. However, should the Company's marketing and sales plans not materialize, the realization of the Company's patents could be severely and negatively impacted.

The effects on net loss and basic and diluted loss per share of the change in the estimated useful lives of the patents for the six months ended March 31, 2003 and 2002 and for the years ended September 30, 2002 and 2001 are as follows:

                                      For the Six Months Ended         For the Years Ended
                                              March 31,                   September 30,
                                    ----------------------------- -----------------------------
                                           2003           2002           2002           2001
                                    -------------- -------------- -------------- --------------
Net loss, as reported . . . . . . .  $  (185,150)   $  (470,419)   $  (859,525)   $  (375,517)
Adjust patent amortization. . . . .            -        (10,952)       (28,826)       (17,383)
                                     ------------   ------------   ------------   ------------
Net loss, as adjusted . . . . . . .  $  (185,150)   $  (481,371)   $  (888,351)   $  (390,900)
                                     ============   ============   ============   ============

Basic and diluted loss per share:
  Net loss, as reported . . . . . .  $      (.01)   $      (.04)   $      (.06)   $      (.03)
  Net loss, as adjusted . . . . . .  $      (.01)   $      (.04)   $      (.07)   $      (.03)