Form 10QSB
period 2003-06-30
WIDE BAND CORP
filed 2003-08-14
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended 30 June 2003

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

     As of 31 July 2003 WideBand Corporation had 13,488,595 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . 3
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . . . . 3
     Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . 5


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

     WideBand has an organization of over 100 independent dealers and plans to continue increasing that number throughout the year.

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

     WideBand stock is traded on the OTC.BB Market (ZWBC), and on the Frankfurt Exchange (Stock symbol WBD; German Security No. WKN-764536).

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002, AND THE NINE MONTHS ENDED JUNE 30, 2003 TO THE NINE MONTHS ENDED JUNE 30, 2002.

     Sales for the quarter ended June 30, 2003 and 2002 were $152,549 and $55,784, respectively. Sales for the nine months ended June 30, 2003 and 2002 were $392,398 and $107,627, respectively.

     WideBand's strategy is to manufacture products in the US with tighter quality control, to provide technical features found in no other brands, and to provide the level of support required by top-end customers. In April, WideBand increased pricing on the Professional Series switches and fsix servers, to bring them in line with comparable products offered by top-end vendors. The Company expects that any decrease in the number of sales resulting from the price increase will be compensated for by the increase in margins. In addition, the larger margins will allow the Company to invest more on advertising, which will help establish the WideBand brand and result in more sales. Cost of goods sold for the quarter ended June 30, 2003 and 2002 were 49.2% and 74.8% of Sales, respectively. Cost of goods sold for the nine months ended June 30, 2003 and 2002 were 72.6% and 72.7% of Sales, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company generates cash through the sale of its networking products and its securities.

     Cash decreased as of June 30, 2003 compared to September 30, 2002 in part due to the expenses related to WideBand's presence at several industry trade shows. Cash was also used by operations to manufacture goods for sale. Included in these costs are the purchase of raw materials inventory and the maintenance of manufacturing and testing equipment.

     The Company has no financing through borrowings and as such has no long-term debt or associated interest expense.

     The Company requires funds for continuing research and development. This requirement will continue as WideBand Corporation is committed to the research and development of new products to keep the Company vital.


Item 3.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                         PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     WideBand Corporation held its Annual Shareholders Meeting on April 24, 2003 in which it elected the following members of the Board of Directors:
Dr. Roger E. Billings, Chairman of the Board; Donald N. Fenn, Director;
Dr. Maria Sanchez, Director; Jean Kaiser, Director; and Joseph R. Billings, Director.

     Shareholders also voted to ratify the appointment of Hansen, Barnett, and Maxwell of Salt Lake City, Utah, to continue as independent auditors for WideBand Corporation. There was no other business conducted at the meeting.

     All voting was in the affirmative, for each director as well as for the ratification of the appointment of the independent auditors, as follows:

Total votes cast in person or by proxy. . . . . . . . 11,989,934

Votes approving each director . . . . . . . . . . . . 11,987,934
Votes disapproving each director. . . . . . . . . . .          0
Abstentions . . . . . . . . . . . . . . . . . . . . .      2,000

Votes approving ratification of auditors. . . . . . . 11,987,934
Votes disapproving ratification . . . . . . . . . . .          0
Abstentions . . . . . . . . . . . . . . . . . . . . .      2,000



Item 6.	Exhibits and Reports on Form 8-K.
   (b) Reports on Form 8-K.

     There were no Form 8-K reports filed this quarter.


-------------------------------------------------------------------------------


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





By: _____/s/ Roger E. Billings_____________________       Date: August 13, 2003
    Dr. Roger E. Billings, President, CEO, Director





By: _____/s/ Julie Williams_______________________        Date: August 13, 2003
    Julie Williams, CFO

Exhibit [99.1]

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WideBand Corporation (the "Company") on Form 10-QSB for the nine months ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Dr. Roger E. Billings, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




_/s/ Roger E. Billings______________
Dr. Roger E. Billings
Chief Executive Officer
August 13, 2003



     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit [99.1]


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WideBand Corporation (the "Company") on Form 10-QSB for the nine months ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Julie Williams, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


_/s/ Julie Williams_________________
Julie WIlliams
Chief Financial Officer
August 13, 2003

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit [99.2]
                                CERTIFICATION

     I, Dr. Roger E. Billings, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of WideBand Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  (reserved)

          (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




_/s/ Roger E. Billings______________
Dr. Roger E. Billings
Chief Executive Officer
Date:  August 13, 2003

Exhibit [99.2]
                                CERTIFICATION

     I, Julie WIlliams, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of WideBand Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  (reserved)

          (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




_/s/ Julie Williams__________________
Julie Williams
Chief Financial Officer
Date:  August 13, 2003

                             WIDEBAND CORPORATION
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              TABLE OF CONTENTS



Condensed Consolidated Balance Sheets - June 30, 2003 and
 September 30, 2002  (Unaudited). . . . . . . . . . . . . . . . . . . . . F-1

Condensed Consolidated Statements of Operations and
 Comprehensive Income (Loss) for the Three and Nine Months
 Ended June 30, 2003 and 2002 (Unaudited) . . . . . . . . . . . . . . . . F-2

Condensed Consolidated Statements of Cash Flows for the
 Nine Months Ended June 30, 2003 and 2002 (Unaudited) . . . . . . . . . . F-3

Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . F-4

                             WIDEBAND CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                        June 30,     September 30,
                                                          2003           2002
                                                      -----------    ------------
                                    ASSETS
Current Assets
     Cash and cash equivalents. . . . . . . . . . . . $  101,406     $   273,838
     Investment in securities available-for-sale. . .     21,257               -
     Trade accounts receivables . . . . . . . . . . .     25,970          18,295
     Inventory. . . . . . . . . . . . . . . . . . . .    255,580         262,548
     Prepaid expenses . . . . . . . . . . . . . . . .      2,762             721
                                                      -----------    ------------
          Total Current Assets. . . . . . . . . . . .    406,975         555,402
                                                      -----------    ------------

Property and Equipment. . . . . . . . . . . . . . . .    591,191         591,191
     Less: accumulated depreciation . . . . . . . . .   (100,104)        (80,068)
                                                      -----------    ------------
          Net Property and Equipment. . . . . . . . .    491,087         511,123
                                                      -----------    ------------

Patents, net of amortization of
 $36,729 and $9,531, respectively . . . . . . . . . .     41,315          68,513
                                                      -----------    ------------

Total Assets. . . . . . . . . . . . . . . . . . . . . $  939,377     $ 1,135,038
                                                      ===========    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable . . . . . . . . . . . . . $    7,013      $   48,573
     Accrued liabilities. . . . . . . . . . . . . . .     11,718           8,795
                                                      -----------    ------------
          Total Current Liabilities . . . . . . . . .     18,731          57,368
                                                      -----------    ------------
Stockholders' Equity
     Common Stock - $0.01 par value;
       20,000,000 shares authorized;
       13,488,595 shares outstanding. . . . . . . . .    134,886         134,886
     Additional paid-in capital . . . . . . . . . . .  5,035,601       5,035,601
     Accumulated deficit. . . . . . . . . . . . . . . (4,271,098)     (4,092,817)
     Unrealized gain on investment in securities. . .     21,257               -
                                                      -----------    ------------
          Total Stockholders' Equity. . . . . . . . .    920,646       1,077,670
                                                      -----------    ------------
Total Liabilities and Stockholders' Equity. . . . . . $  939,377     $ 1,135,038
                                                      ===========    ============

  See the accompanying notes to condensed consolidated financial statements.
                                      F-1

                             WIDEBAND CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (UNAUDITED)


                                               For the Three Months          For the Nine Months
                                                  Ended June 30,                Ended June 30,
                                           ---------------------------   ---------------------------
                                               2003           2002           2003           2002
                                           ------------   ------------   ------------   ------------
Sales . . . . . . . . . . . . . . . . . . . $  152,549     $   55,784     $  392,398     $  107,627
Cost of Sales . . . . . . . . . . . . . . .     75,008         41,730        284,784         78,279
                                            -----------    -----------    -----------    -----------
     Gross Profit . . . . . . . . . . . . .     77,541         14,054        107,614         29,348
                                            -----------    -----------    -----------    -----------

Expenses
  Research and development. . . . . . . . .     30,384         36,999        107,136        110,288
  Stock for services. . . . . . . . . . . .          -              -              -        240,000
  Selling, general and administrative. .     40,643         83,024        179,964        258,707
                                            -----------    -----------    -----------    -----------
     Total Expenses . . . . . . . . . . . .     71,027        120,023        287,100        608,995
                                            -----------    -----------    -----------    -----------

Income (Loss) From Operations . . . . . . .      6,514       (105,969)      (179,486)      (579,647)

Interest Income . . . . . . . . . . . . . .        355          1,196          1,205          4,455
                                            -----------    -----------    -----------    -----------


Net Income (Loss) . . . . . . . . . . . . . $    6,869     $ (104,773)    $ (178,281)    $ (575,192)
                                            ===========    ===========    ===========    ===========
Basic and Diluted Income (Loss) Per Share . $     0.00     $    (0.01)    $    (0.01)    $    (0.04)
                                            ===========    ===========    ===========    ===========
Basic and Diluted Weighted-Average
  Common Shares Outstanding . . . . . . . . 13,488,595     13,326,507     13,488,595     13,213,229
                                            ===========    ===========    ===========    ===========

Comprehensive Income (Loss)

     Net Income (Loss). . . . . . . . . . . $    6,869     $ (104,773)    $ (178,281)    $ (575,192)

     Unrealized gain on investments in
      securities available-for-sale . . . .     21,257              -         21,257              -
                                            -----------    -----------    -----------    -----------
     Comprehensive Income (Loss). . . . . . $   28,126     $ (104,773)    $ (157,024)    $ (575,192)
                                            ===========    ===========    ===========    ===========

  See the accompanying notes to condensed consolidated financial statements.
                                       F-2

                             WIDEBAND CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                 For the Nine Months Ended
                                                                          June 30,
                                                                ----------------------------
                                                                    2003           2002
                                                                -------------  -------------
Cash Flows From Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .   $ (178,281)    $ (575,192)
     Adjustments to reconcile net loss to net cash used
      by operating activities:
          Depreciation and amortization . . . . . . . . . . .       47,234         24,511
          Common stock issued for services. . . . . . . . . .            -        240,000
     Changes in operating assets and liabilities:
          Trade receivables . . . . . . . . . . . . . . . . .       (7,675)        (7,567)
          Prepaid expenses. . . . . . . . . . . . . . . . . .       (2,041)        (1,484)
          Inventory . . . . . . . . . . . . . . . . . . . . .        6,968       (158,309)
          Accounts payable. . . . . . . . . . . . . . . . . .      (41,560)         1,239
          Accrued liabilities . . . . . . . . . . . . . . . .        2,923              -
                                                                -----------    -----------
          Net Cash and Cash Equivalents Used in
           Operating Activities . . . . . . . . . . . . . . .     (172,432)      (476,802)
                                                                -----------    -----------
Cash Flows From Investing Activities
     Payments for patents . . . . . . . . . . . . . . . . . .            -         (1,153)
     Purchase of equipment. . . . . . . . . . . . . . . . . .            -        (34,440)
                                                                -----------    -----------
          Net Cash and Cash Equivalents Used in
           Investing Activities . . . . . . . . . . . . . . .            -        (35,593)
                                                                -----------    -----------
Cash Flows From Financing Activities
     Common stock issued. . . . . . . . . . . . . . . . . . .            -        400,000
                                                                -----------    -----------
          Cash and Cash Equivalents Provided by
           Financing Activities . . . . . . . . . . . . . . .            -        400,000
                                                                -----------    -----------

Net Decrease in Cash. . . . . . . . . . . . . . . . . . . . .     (172,432)      (112,395)

Cash and Cash Equivalents At Beginning of Period. . . . . . .      273,838        502,359
                                                                -----------    -----------
Cash and Cash Equivalents At End of Period. . . . . . . . . .   $  101,406      $ 389,964
                                                                ===========    ===========




  See the accompanying notes to condensed consolidated financial statements.
                                      F-3

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

     Business Condition- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the financial statements, the Company has sustained net losses of $178,281 and $575,192 during the nine months ended June 30, 2003 and 2002, respectively. In addition, operating activities have used cash of $172,432 and $476,802 during the nine months ended June 30, 2003 and 2002, respectively.
The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.

     Recoverability of Long-Lived Assets- SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," requires the Company to test its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include a current-period operating or cash flow loss combined with a history of operating or cash flow losses. As a result, the Company assessed the recoverability of the carrying value of its property, equipment and patents at March 31, 2003 and, based on estimated undiscounted net future cash flows, management has determined that the long-lived assets of the Company continue to be recoverable.

     Basic and Diluted Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. No dilutive potential common shares were outstanding as of June 30, 2003 or 2002; therefore basic and diluted income (loss) per share are the same.
                                       F-4

NOTE 2- PATENTS

     The Company adopted the provisions of SFAS No. 142 on October 1, 2002. As of June 30, 2003 and September 30, 2002, the gross carrying amount of the patents was $78,044 with accumulated amortization of $36,729 and $9,531, respectively. Patents are amortized on a straight-line basis over their estimated useful lives. At September 30, 2002, the Company reassessed the useful lives of its patents and estimated the useful lives to be from one month to three years based on the expected life of the Company's products that use each patent. Prior to this assessment, the patents were amortized over a fifteen-year period. Patent amortization expense was $27,198 and $2,650 during the nine months ended June 30, 2003 and 2002, respectively and $3,965 and $2,576 during the years ended September 30, 2002 and 2001, respectively.

     As of October 1, 2002 and June 30, 2003, the weighted-average estimated remaining amortization period for the patents was 1.3 years and 1.7 years, respectively. Management estimates that the patents will not have any significant residual value at the end of their estimated useful lives. As of June 30, 2003, estimated future amortization expense for patents for each of the following three periods is as follows:

         For the Periods Ending September 30:
         2003                                    $  5,092
         2004                                      18,677
         2005                                      17,547

     The carrying values of the Company's patents are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event were to occur, the Company would project undiscounted cash flows to be generated from the use of the patents and their eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value of the patents would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. The Company's assessment of the recoverability of the carrying value of the patents at June 30, 2003 concluded that there is no requirement to recognize impairment on the patents. However, should the Company's marketing and sales plans not materialize, the realization of the Company's patents could be severely and negatively impacted.

     The effects on net loss and basic and diluted loss per common share of the change in the estimated useful lives of the patents for the nine months ended June 30, 2003 and 2002 and for the years ended September 30, 2002 and 2001 are as follows:

                                 For the Nine Months Ended        For the Years Ended
                                         June 30,                    September 30,
                                ----------------------------  ----------------------------
                                    2003           2002           2002           2001
                                -------------  -------------  -------------  -------------
Net loss, as reported . . . . .  $ (178,281)    $ (575,192)    $ (859,525)    $ (375,517)
Adjust patent amortization. . .           -         (5,815)        (8,944)        (5,466)
                                 -----------    -----------    -----------    -----------
Net loss, as adjusted . . . . .  $ (178,281)    $ (581,007)    $ (868,469)    $ (380,983)
                                 ===========    ===========    ===========    ===========
Basic and diluted loss per share:
     Net loss, as reported       $    (0.01)    $    (0.04)    $    (0.06)    $    (0.03)
     Net loss, as adjusted       $    (0.01)    $    (0.04)    $    (0.06)    $    (0.03)


NOTE 3- INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

     Investment in Securities- Investments in equity and debt securities are stated at fair value, based on quoted market prices, and are classified as available-for-sale. Unrealized gains and losses are reported in stockholders' equity, net of related deferred income taxes. Gains and losses on disposition are based on the net proceeds less the cost basis of the security sold, using the specific identification method.

     During the period ended June 30, 2003, the Company learned that securities owned by the Company, which had previously been written off, now had an estimated fair market value. The estimated fair market value of $21,257, as of June 30, 2003, was recorded and an unrealized gain was recorded and included in comprehensive income. Subsequent to June 30, 2003, the securities were sold for $21,257.