Form 10KSB
period 2003-09-30
WIDE BAND CORP
filed 2003-12-26
CIK 1010579

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                 For the fiscal year ended 30 September 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

Commission file number:     0-28002

                             WideBand Corporation
                ----------------------------------------------
                (Name of small business issuer in its charter)

                      Nevada                      87-0363656
         -------------------------------      -------------------
         (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)      Identification No.)

           401 West Grand, Gallatin, MO              64640
    ----------------------------------------      ----------
    (Address of principal executive offices)      (Zip Code)

Issuer's telephone number    (660) 663-3000

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock  $.001 par value
                        -----------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.
     For the year ended September 30, 2003, WideBand Corporation gross revenues were $579,408.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
     As of 18 November 2003, the aggregate market value of voting common equity (there are no non-voting shares) held by non-affiliates of WideBand Corporation was $3,702,415, as determined by the average per/share price of the equity sold on that day.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     As of 30 November 2003, WideBand Corporation had 13,488,595 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
     No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes __; No X.

                              TABLE OF CONTENTS


PART I.
   Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . 4
   Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . 5
   Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 5
   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 5


PART II.
   Item 5.  Market for Common Equity and Related Stockholder Matters. . . 6
   Item 6.  Management's Discussion and Analysis or Plan of Operation . . 6
   Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 8
   Item 8.  Changes In and Disagreements With Accountants . . . . . . . . 8
   Item 8A. Controls and Procedures . . . . . . . . . . . . . . . . . . . 9


PART III.
   Item 9.  Directors, Executive Officers Compliance With
            Section 16(a) of the Exchange Act . . . . . . . . . . . . . . 9
   Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . 9
   Item 11. Security Ownership of Certain Beneficial
            Owners & Management . . . . . . . . . . . . . . . . . . . . . 9
   Item 12. Certain Relationships and Related Transactions. . . . . . . .10
   Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .10
   Item 14. Principal Accountant Fees and Services. . . . . . . . . . . .10

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

     During the fiscal year ended September 30, 2002, the Company launched eGig Corporation as a wholly-owned subsidiary for the purpose of distributing networking products to the small office and home office (SOHO) market.

Principal Products
     WideBand Corporation is a manufacturer and marketer of computer networking products targeted for sale to tier-one customers. WideBand's products include Professional Series ICs (Network Interface Cards) and switches, a line of high performance servers, and other networking accessories.

Targeted Market Segments
     WideBand manufactures computer networking products for the government, education, and corporate markets.

Distribution Methods
     The Company markets its products through a single-tier network of independent resellers. WideBand Corporation also has a Preferred Customer Program for customers who are expected to buy large amounts of product.

Status of New Products
     Within the next few months, the Company plans to unveil several Professional Layer 3 managed switches. WideBand currently offers Professional
Layer 2 managed switches.   Layer 2 switches do MAC address routing and are
designed for small networks (less than 1,000 computers), while Layer 3 switches do IP address routing and are designed for use at the heart of very large networks.

Competitive Position
     WideBand's competitors are those companies that currently produce and sell computer networking adapters and switches to the tier-one market. Some of these companies are firmly entrenched in the market, with good name recognition and a track record of providing quality products.

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

Research and Development
     WideBand incurred research and development costs of $143,887 and $172,365 during the years ended September 30, 2003 and 2002, respectively. This is a result of WideBand's continuing commitment to the development of new products to sustain the Company's growth.


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

     WideBand's current headquarters has a federal tax basis of $290,170, and is depreciated by the GDS Straight Line method over 39 years. The unimproved real estate in the Gallatin Business Park has a federal tax basis of $71,540
and is not depreciated.   See also NOTE 3 to Notes to Financial Statements.


Item 3. Legal Proceedings.
     WideBand Corporation is not involved in any legal proceedings that are material to its business or operations or to the duties and obligations of any of its officers and directors.


Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of Security Holders during the fourth quarter of WideBand Corporation's fiscal year ended September 30, 2003.

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

          Quarter Ending     High      Low
          30 Sep 2001        1.05      0.51
          31 Dec 2001        9.25      1.25
          31 Mar 2002        5.35      1.01
          30 Jun 2002        1.54      0.10
          30 Sep 2002        0.45      0.09
          31 Dec 2002        1.15      0.15
          31 Mar 2003        2.15      0.04
          30 Jun 2003        0.85      0.05
          30 Sep 2003        2.05      0.15

     The quotations above reflect inter-dealer prices without retail markup, markdown or commission, and may not reflect actual transactions.

     As of December 1, 2003 there were approximately 272 WideBand shareholders of record.

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

Overview
     WideBand Corporation is a technology development company, which manufactures computer networking products targeted for sale to tier-one customers. The Company's Professional Series NICs (Network Interface Cards) and Switches are designed and built in the USA. This gives WideBand the ability to integrate high-performance features into its products and to implement very strict standards of quality control in the manufacturing process.

     WideBand Corporation faces competition from a number of established companies that market products to the tier-one industry segment. The Company's Professional Series Gigabit NICs and Switches are designed to work over Category 5 cabling, which may eliminate the need for rewiring in many installations.

     WideBand's Professional Series products include Gigabit Ethernet NICs for servers and high-performance workstations. The Company also manufactures four models of Gigabit Ethernet switches: 8-port and 16-port versions that have the capability of operating over standard Category 5 cabling, an "8 + 8" switch with eight gigabit ports for Cat 5 and eight mini-GBIC slots for gigabit fiber modules and a "24 + 2 + 2" switch with 24 10/100 ports, 2 gigabit copper ports and two mini-GBIC slots for gigabit fiber modules.

     WideBand Corporation sells various accessories to networking equipment as a convenience to customers of networking products including portable desk notes that can be used to manage WideBand Switches, and compatible wireless products. Sales revenues from these items are not significant, and the Company does not plan to expand into these market areas.

     In recent months, gross profits on sales has increased. The improvement over the prior year is a result of a lower cost of materials, and the absence of an inventory write down which was included in last year's results.

     WideBand Corporation also markets a line of high-performance servers, which utilize the fs-ix Operating System. The servers are manufactured by fs-ix Corporation, which is controlled by the President of WideBand Corporation, Dr. Roger Billings. fs-ix purchases Professional Series gigabit NICs from WideBand Corporation for use inside its server products. WideBand purchases servers from fs-ix Corporation and markets them through its Reseller organization. See also NOTE 8 to Notes to Financial Statements.

     WideBand has an organization of 300 independent dealers and plans to continue increasing that number throughout the year.

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

     WideBand stock is traded on the OTC.BB Market (ZWBC), and on the Frankfurt Exchange (Stock symbol WBD; German Security No. WKN-764536).

Comparison Of Year Ended September 30, 2003
To The Year Ended September 30, 2002
     Sales totaled $579,408 and $219,818 for the years ended September 30, 2003 and 2002, respectively. For the year ended September 30, 2003, WideBand's continuing product lines (Professional Series NICs and Switches, Servers, Cable, Services and Other Goods) experienced sales of $471,650, while continuing eGig products (NICs, Switches and Other Goods) accounted for sales of $84,061. New products (DeskNote Computers and Wireless Networking) had sales of $23,697 for the same period.

     Selling and General and Administrative expenses were $221,102 and $571,402
for the years ended September 30, 2003 and 2002, respectively.   This decrease
is primarily due to a one-time marketing "kick-off" expense of $240,000 that occurred in the fiscal year ended September 30, 2002.

Sources Of Cash
     The Company generates cash through the sale of its networking products and its securities. The Company did not have any cash provided by financing activities in the year ended September 30, 2003. The $400,000 in cash provided by financing activities for the year ended September 30, 2002 was from private placement offerings in March and May 2002, which resulted in the sale of 306,250 shares of common stock. See NOTE 6 of Notes to Financial Statements.

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

Item 8A. Controls and Procedures.

   a. Evaluation of disclosure controls and procedures: The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's Chief Executive Officer and Chief Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are adequate.

   b. Changes in internal controls: There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
     No disclosure is required or furnished.


Item 10. Executive Compensation.
     The chief executive officer of the Company is Dr. Roger Billings. His total compensation aggregated $30,987 during the last fiscal year. No other officer of the Company earned an aggregate of $100,000 or more in total compensation during the fiscal year noted, or during the two fiscal years prior thereto. The total cash compensation of all officers and directors during the fiscal year ended September 30, 2003 was $61,787.

     The Company does not have any pension or incentive plans, such as share option plans, awards, or other compensation arrangements, for its executive officers or directors. It has issued individual stock options to employees for services. See NOTE 7 of Notes to Financial Statements.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
     Other than Dr. Roger Billings and Donald Fenn (whose share ownerships are set forth below), WideBand is unaware of any person who owns 5% or more of the outstanding common shares of the Company.

     The following table sets forth, as of September 30, 2003, the number of shares beneficially owned by each officer and director of the Company and all officers and directors as a group:

         Name            Shares Beneficially Owned    Percent of Class
---------------------    -------------------------    ----------------
Dr. Roger E. Billings           10,045,873                     74.5%
Donald N. Fenn                     854,518                      6.3%
Jean Kaiser                          8,000              less than 1%
Dr. Maria Sanchez                    4,000              less than 1%
Joseph Billings                      2,000              less than 1%
Julie Williams                       2,000              less than 1%
                         -------------------------    ----------------
All Officers & Directors
as a group (6 persons):         10,916,391                     80.9%


Item 12. Certain Relationships and Related Transactions.
     None.


Item 13. Exhibits and Reports on Form 8-K.
   a.  Listing of Exhibits
      - Exhibit 31.1: Certification of Chief Executive Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.
      - Exhibit 31.2: Certification of Chief Financial Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.
      - Exhibit 32.1: Certification of Chief Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
      - Exhibit 32.2: Certification of Chief Financial Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

   b. There were no reports filed on Form 8-K during the last quarter of the fiscal year ended September 30, 2003.


Item 14. Principal Accountant Fees and Services.
     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-KSB for the first fiscal year ending after December 15, 2003.

                                  SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: WideBand Corporation

By ____/s/ Roger Billings_____________________   Date______12/24/03______
   Roger E. Billings, President, CEO, Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By ____/s/ Roger Billings_____________________   Date______12/24/03______
   Roger E. Billings, President, CEO, Director


By ____/s/  Maria Sanchez ____________________   Date______12/24/03______
   Maria Sanchez, VP of Research & Development, Director


By ____/s/  Donald Fenn_______________________   Date______12/24/03______
   Donald N. Fenn, Director


By ____/s/  Julie Williams____________________   Date______12/24/03______
   Julie D. Williams, CFO


By ____/s/  Natalie Billings__________________   Date______12/24/03______
   Natalie Billings, Controller

                     WIDEBAND CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                              TABLE OF CONTENTS



Report of Independent Certified Public Accountants. . . . . . . . . . . F-1

Consolidated Balance Sheets - September 30, 2003 and 2002 . . . . . . . F-2

Consolidated Statements of Operations for the Years
Ended September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Stockholders' Equity for Years
Ended September 30, 2002 and 2003 . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Cash Flows for the Years
Ended September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . F-5

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



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and the Stockholders
WideBand Corporation

We have audited the accompanying consolidated balance sheets of WideBand Corporation and subsidiary as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WideBand Corporation and subsidiary as of September 30, 2003 and 2002, and the results of their consolidated operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


              HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
November 4, 2003

                     WIDEBAND CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                        September 30,
                                                -----------------------------
                                                     2003           2002
                                                -------------- --------------
                                    ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . . .  $   114,084    $   273,838
  Trade accounts receivables. . . . . . . . . .       56,986         18,295
  Inventory . . . . . . . . . . . . . . . . . .      253,401        262,548
  Prepaid expenses. . . . . . . . . . . . . . .        1,543            721
                                                 ------------   ------------
     Total Current Assets . . . . . . . . . . .      426,014        555,402

Property and Equipment. . . . . . . . . . . . .      591,191        591,191
  Less: accumulated depreciation. . . . . . . .     (107,215)       (80,068)
                                                 ------------   ------------
     Net Property and Equipment . . . . . . . .      483,976        511,123

Patents and Trademarks
Amortization, Net of $41,934 and $9,531,
 respectively . . . . . . . . . . . . . . . . .       36,110         68,513
                                                 ------------   ------------

Total Assets. . . . . . . . . . . . . . . . . .  $   946,100    $ 1,135,038
                                                 ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable. . . . . . . . . . . .  $     9,173    $    48,573
  Accrued liabilities . . . . . . . . . . . . .        9,615          8,795
                                                 ------------   ------------
     Total Current Liabilities. . . . . . . . .       18,788         57,368
                                                 ------------   ------------
Stockholders' Equity
  Common Stock - $0.01 par value;
    20,000,000 shares authorized;
    13,488,595 shares outstanding . . . . . . .      134,886        134,886
  Additional paid-in capital. . . . . . . . . .    5,035,601      5,035,601
  Accumulated deficit . . . . . . . . . . . . .   (4,243,175)    (4,092,817)
                                                 ------------   ------------
     Total Stockholders' Equity . . . . . . . .      927,312      1,077,670
                                                 ------------   ------------
Total Liabilities and Stockholders' Equity. . .  $   946,100    $ 1,135,038
                                                 ============   ============

     See the accompanying notes to the consolidated financial statements.
                                      F-2

                     WIDEBAND CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                                        September 30,
                                                -----------------------------
                                                     2003           2002
                                                -------------- --------------
Sales . . . . . . . . . . . . . . . . . . . . .  $   579,408    $   219,818
Cost of Sales . . . . . . . . . . . . . . . . .     (387,353)      (156,783)
Writedown of Carrying Value of Inventories. . .            -       (184,363)
                                                 ------------   ------------
     Gross Profit . . . . . . . . . . . . . . .      192,055       (121,328)
                                                 ------------   ------------

Expenses
  Research and development. . . . . . . . . . .      143,887        172,365
  Selling, general and administrative . . . . .      221,102        571,402
                                                 ------------   ------------
     Total Expenses . . . . . . . . . . . . . .      364,989        743,767
                                                 ------------   ------------

Loss From Operations. . . . . . . . . . . . . .     (172,934)      (865,095)
                                                 ------------   ------------

Other Income
  Interest income . . . . . . . . . . . . . . .        1,319          5,570
  Gain on sale of securities. . . . . . . . . .       21,257              -
                                                 ------------   ------------
     Total Other Income . . . . . . . . . . . .       22,576          5,570
                                                 ------------   ------------

Net Loss. . . . . . . . . . . . . . . . . . . .  $  (150,358)   $  (859,525)
                                                 ============   ============
Basic and Diluted Loss Per Share. . . . . . . .  $     (0.01)   $     (0.06)
                                                 ============   ============
Weighted Average Number of Common
 Shares Used in Per Share Calculation . . . . .   13,488,595     13,282,636
                                                 ============   ============










     See the accompanying notes to the consolidated financial statements.
                                      F-3

                     WIDEBAND CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock           Additional                         Total
                                 --------------------------     Paid-In       Accumulated     Stockholders'
                                    Shares        Amount        Capital         Deficit          Equity
                                 ------------  ------------  -------------  ---------------  --------------
Balance - September 30, 2001. . . 13,122,345    $  131,223    $ 4,399,264    $ (3,233,292)    $ 1,297,195

Shares issued for services. . . .     60,000           600        239,400               -         240,000
Shares issued for cash. . . . . .    306,250         3,063        396,937               -         400,000
Net loss. . . . . . . . . . . . .          -             -              -        (859,525)       (859,525)
                                  ----------    ----------    -----------    -------------    ------------
Balance - September 30, 2002. . . 13,488,595       134,886      5,035,601      (4,092,817)      1,077,670

Net loss. . . . . . . . . . . . .          -             -              -        (150,358)       (150,358)
                                  ----------    ----------    -----------    -------------    ------------
Balance - September 30, 2003. . . 13,488,595    $  134,886    $ 5,035,601    $ (4,243,175)    $   927,312
                                  ==========    ==========    ===========    =============    ============
































     See the accompanying notes to the consolidated financial statements.
                                      F-4

                     WIDEBAND CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Years Ended
                                                             September 30,
                                                          2003           2002
                                                     -------------  -------------
Cash Flows From Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . . . .   $ (150,358)    $ (859,525)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization . . . . . . . . .       59,549         36,980
    Loss on disposal of assets. . . . . . . . . . .            -          7,575
    Gain on sale of securities. . . . . . . . . . .      (21,257)             -
    Stock issued for services . . . . . . . . . . .            -        240,000
  Changes in operating assets and liabilities:
    Trade accounts receivables. . . . . . . . . . .      (38,691)        (2,566)
    Inventory . . . . . . . . . . . . . . . . . . .        9,147        (58,314)
    Prepaid expenses. . . . . . . . . . . . . . . .         (821)           (90)
    Accounts payable. . . . . . . . . . . . . . . .      (39,400)        42,304
    Accrued liabilities . . . . . . . . . . . . . .          820          2,614
                                                      -----------    -----------
    Net Cash Used in Operating Activities . . . . .     (181,011)      (591,022)
                                                      -----------    -----------

Cash Flows From Investing Activities
  Proceeds from sale of securities. . . . . . . . .       21,257              -
  Payments for patents and trademarks . . . . . . .            -         (1,628)
  Purchase of equipment . . . . . . . . . . . . . .            -        (35,871)
                                                      -----------    -----------
    Net Cash Provided By Investing Activities . . .       21,257        (37,499)
                                                      -----------    -----------
Cash Flows From Financing Activities
  Common stock issued for cash. . . . . . . . . . .            -        400,000
                                                      -----------    -----------
    Net Cash Provided By Financing Activities . . .            -        400,000
                                                      -----------    -----------

Net Decrease in Cash and Cash Equivalents . . . . .     (159,754)      (228,521)

Cash and Cash Equivalents At Beginning of Year. . .      273,838        502,359
                                                      -----------    -----------
Cash and Cash Equivalents At End of Year. . . . . .   $  114,084     $  273,838
                                                      ===========    ===========






     See the accompanying notes to the consolidated financial statements.
                                      F-5

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations- Wideband Corporation was incorporated on September 23, 1994 under the laws of the State of Missouri. On November 14, 2001, WideBand formed a wholly-owned subsidiary eGig Corporation. Wideband and eGig (the Company) are engaged in developing, manufacturing, and marketing high performance computer networking products, consisting primarily of Network Interface Cards, Switches and Servers. The Company markets its products through a dealer organization.

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

Business Condition- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the financial statements, the Company has sustained net losses of $150,358 and $859,525 during the years ended September 30, 2003 and 2002, respectively. In addition, operating activities have used cash of $181,011 and $591,022 during the years ended September 30, 2003 and 2002, respectively. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.

During the year ended September 30, 2003, the Company unveiled several new products to the market. During the coming fiscal year, WideBand plans to unveil additional Professional Series switches and management products targeting tier 1 customers. The Company also plans to continue to build its dealer organization while focusing on ways to increase the dealers' productivity to bring in more sales. There is no assurance, however, that these efforts will result in profitable operations or in the Company's ability to meet obligations when due.

Trade Accounts Receivable- The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At September 30, 2003, management believed the Company had incurred no material impairments in the carrying values of its accounts receivable.

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Risk and Segment Information- The Company operates solely in the computer network products industry and has assets only within the United States. The concentration of business in one industry subjects the Company to a concentration of credit risk relating to trade accounts receivable. Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales. The risk of loss of a major customer subjects the Company to the possibility of decreased sales.

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

Research and Development and Capitalization of Software Costs - All costs incurred to establish the technological feasibility of software to be sold, leased or otherwise marketed are charged to research and development expense. Technological feasibility is established when a product design and a working model of the software product have been completed. Costs to produce or purchase software subsequent to establishing technological feasibility are generally capitalized; however, the cost of all software developed or purchased to date has been charged to research and development expense. Capitalization of software costs ceases when the product is available for general release to customers. Costs to perform consulting or development services applications are charged to cost of sales in the period in which the corresponding sales are recognized.

Patents and Trademarks- Legal fees and other direct costs incurred in obtaining patents and trademarks in the United States and other countries are capitalized. Patents and trademarks are amortized on a straight-line basis over their estimated useful lives.

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and intangible assets and requires the assessment of the useful lives of intangible assets and to test to determine whether any intangible assets have been impaired. In connection with the adoption of SFAS No. 142 on September 30, 2002, the Company determined that the estimated useful lives of its patents should be revised to three years based on the expected life of the Company's products that use each patent.

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to this assessment, the patents were amortized over a fifteen-year period. Trademarks are amortized over a five year period. The effects of the change in useful lives are presented in Note 4.

Realization of the carrying values of the Company's patents and trademarks are reviewed periodically for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event were to occur, the Company would project undiscounted cash flows to be generated from the use of the patents and trademarks and their eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value of the patents and trademarks would be reduced to their fair value. Fair value is determined based on discounted expected net cash flows.

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

Revenue Recognition- The Company recognizes revenues upon delivery and acceptance of the products or services by the customer. Costs associated with the manufacture of products are capitalized as inventory and amortized to cost of goods sold as the respective revenue is recognized.

Warranty Costs- WideBand's products sold are generally covered by a warranty for periods of one year, five years and for some products we provide a limited lifetime warranty. The Company's estimated liability for product warranties as of September 30, 2003, was minimal.

Future liabilities will be based on historical trends and future projections of the volume of product returns within the warranty period and the cost to repair or replace the equipment.

Advertising Costs- Advertising costs are expensed when incurred. Advertising expense was $32,910 and $66,649 for the years ended September 30, 2003 and 2002, respectively.

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

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation- Stock-based compensation related to stock options granted to employees is measured by the intrinsic-value method. This method recognizes compensation expense based on the difference between the fair value of the underlying common stock and the exercise price of the stock options on the date granted. Stock-based compensation to non-employees is measured by the fair value of the stock options and warrants on the grant date as determined by the Black-Scholes option pricing model. No stock-based employee compensation cost is reflected in net loss, as no options were granted during the years ended September 30, 2003 or 2002 and all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, there would have been no effect on net loss or basic and diluted loss per share.

Basic and Diluted Loss Per Share- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution, which could occur if all potentially issuable common shares from stock options resulted in the issuance of common stock. There were 50,000 and 60,000 potentially issuable common shares at September 30, 2003 and 2002, respectively, that were excluded from the calculation of diluted loss per common share because the effects are anti-dilutive.

Recent Accounting Pronouncements- In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of Statement No. 148 in the accompanying financial statements.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective at the beginning of the first interim period beginning after June 15, 2003. This standard has been adopted and has had no impact on the Company.

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the requirements FIN 45 in the accompanying financial statements. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.


NOTE 2 - INVENTORY

Inventory consisted of the following:

                               September 30,
                       ----------------------------
                            2003          2002
                       -------------  -------------
Materials . . . . . . . $  125,764     $  121,314
Work in process . . . .      2,318          1,237
Finished goods. . . . .    125,319        139,997
                        -----------    -----------
Total . . . . . . . . . $  253,401     $  262,548
                        ===========    ===========

During the fourth quarter ended September 2002, the Company began producing its new standards based products. As a result, in September 2002 the Company wrote off $184,363 in obsolete inventory.

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                    September 30,
                            ----------------------------
                                 2003           2002
                            -------------  -------------
Land. . . . . . . . . . . .  $   71,540     $   71,540
Building. . . . . . . . . .     300,000        300,000
Building improvements . . .      23,989         23,989
Manufacturing equipment . .     160,031        160,031
Other equipment . . . . . .      17,225         17,225
Furniture and fixtures. . .       3,906          3,906
Automobiles . . . . . . . .      14,500         14,500
                             -----------    -----------
Total . . . . . . . . . . .  $  591,191     $  591,191
                             ===========    ===========

The Company depreciates property and equipment once it is placed in service. Depreciation expense was $27,147 and $33,015 for the years ended September 30, 2003 and 2002, respectively.

NOTE 4 - PATENTS AND TRADEMARKS

As of September 30, 2003 and 2002, the gross carrying amount of the patents and trademarks was $78,044 with accumulated amortization of $41,934 and $9,531, respectively. Patent and trademark amortization expense was $32,402 and $3,965 during the years ended September 30, 2003 and 2002, respectively. As of September 30, 2003 and 2002, the weighted-average estimated remaining amortization period for the patents was 1.9 years and 1.3 years, respectively. Management estimates that the patents and trademarks will not have any significant residual value at the end of their estimated useful lives. As of September 30, 2003, estimated future amortization expense for patents for each of the following five periods is as follows:

For the Periods Ending September 30:

2004    $ 19,015
2005      16,191
2006         339
2007         339
2008         226

The Company assessed the recoverability of the carrying value of the patents and trademarks at September 30, 2003 and concluded that there is no requirement

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to recognize impairment on the patents and trademarks. However, should the Company's marketing and sales plans not materialize, the realization of the Company's patents and trademarks could be severely and negatively impacted.

At September 30, 2002, the Company reassessed the useful lives of its patents and estimated the useful lives to be from fifteen years to three years based on the expected life of the Company's products that use each patent. The effects on net loss and basic and diluted loss per common share of the change in the estimated useful lives of the patents for years ended September 30, 2003 and 2002 are as follows:

                                      For the Years Ended
                                         September 30,
                                 -----------------------------
                                      2003           2002
                                 -------------- --------------
Net loss, as reported . . . . . . $  (150,358)   $  (859,525)
Adjust patent amortization. . . .           -         (8,944)
                                  ------------   ------------
Net loss, as adjusted . . . . . . $  (150,358)   $  (868,469)
                                  ============   ============
Basic and diluted loss per share:
  Net loss, as reported . . . . . $     (0.01)   $     (0.06)
  Net loss, as adjusted . . . . . $     (0.01)   $     (0.06)


NOTE 5 - INCOME TAXES

The net loss for all periods presented resulted entirely from operations within the United States. There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset were as follows:

                                              September 30,
                                      -----------------------------
                                           2003           2002
                                      -------------- --------------
Depreciation. . . . . . . . . . . . .  $       884    $     4,991
Amortization. . . . . . . . . . . . .       10,275              -
Allowance for inventory write down. .       65,008         70,288
Operating loss carryforwards. . . . .    1,339,401      1,279,510
Valuation allowance . . . . . . . . .   (1,415,568)    (1,354,789)
                                       ------------   ------------
Net Deferred Tax Asset. . . . . . . .  $         -    $         -
                                       ============   ============

                                     F-12

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For tax reporting purposes, the Company had operating loss carryforwards of $3,513,182 at September 30, 2003, which will expire beginning in the year 2009. The Company had a capital loss carryforward of $402,935 at September 30, 2003, which will expire in the year 2004.

The following is a reconciliation of the tax benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:

                                              September 30,
                                      -----------------------------
                                           2003           2002
                                      -------------- --------------
Tax at statutory rate (34%) . . . .    $   (51,122)   $  (292,239)
Benefit of Capital Loss
 Carryforward realized. . . . . . .         (7,227)             -
Non-taxable income. . . . . . . . .              -        (1,686)
Non-deductible expenses . . . . . .          3,772             -
Change in valuation allowance . . .         60,779        329,380
State tax benefit, net of
  federal tax effect. . . . . . . .         (6,202)       (35,455)
                                       ------------   ------------
Net Income Tax Expense. . . . . . .    $         -    $         -
                                       ============   ============


NOTE 6 - STOCKHOLDERS' EQUITY

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

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS

The Company has issued individual stock options to employees for services. A summary of the status of the Company's stock options as of September 30, 2003 and 2002, and changes during the years respectively, then ended are as follows:

                                         2003                    2002
                                 ---------------------  ---------------------
                                  Weighted-              Weighted-
                                   Average    Exercise    Average    Exercise
                                   Shares       Price     Shares       Price
                                 ----------   --------  ----------   --------
Outstanding at beginning
   of year. . . . . . . . . . .    60,000      $5.00      60,000      $5.00
Options expired . . . . . . . .   (10,000)     $5.00           -      $5.00
                                  --------               --------
Outstanding at end of
  period. . . . . . . . . . . .    50,000      $5.00      60,000      $5.00
                                  ========               ========
Options exercisable at
  period-end. . . . . . . . . .    50,000      $5.00      60,000      $5.00
                                  ========               ========

The weighted-average remaining contractual life of the stock options outstanding at September 30, 2003 was 0.5 years. The Company measures compensation relating to stock options by the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation was recognized from stock options during any period.


NOTE 8 - RELATED PARTY TRANSACTIONS

The President of the Company owns a controlling interest in fs-ix Corporation. fs-ix manufactures a line of file server products, most of which utilize WideBand adapters manufactured by the Company. The Company also markets servers produced by fs-ix through its dealer organization. Payments to fs-ix were $25,134 and $35,000 during the years ended September 30, 2003 and 2002, respectively. Receipts from fs-ix were $8,308 and $3,930 during the years ended September 30, 2003 and 2002, respectively.

                     WIDEBAND CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - MAJOR CUSTOMERS

Sales to major customers and their percentage of sales for the years ended September 30, 2003 and 2002, are as follows:

                             For the years ended September 30,
                       ---------------------------------------------
                               2003                     2002
                       --------------------     --------------------
Customer "A". . . . .   $  152,629     26%       $   59,236     27%
Customer "B". . . . .       21,271      4%           44,651     20%
Customer "C". . . . .           62      0%           27,267     12%


NOTE 10 - INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

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

In July 2003, the Company sold securities for $21,257. These securities had previously been written off; therefore a gain on sale of securities of $21,257 was recorded.

EXHIBIT 31.1 - Certification of Chief Executive Officer
                                CERTIFICATION
I, Roger E. Billings, certify that:
  1. I have reviewed this Annual Report of Form 10-KSB of WideBand Corporation;
  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




December 24, 2003


/S/ Roger E. Billings
------------------------------------------
Roger E. Billings, Chief Executive Officer

EXHIBIT 31.2 - Certification of Chief Financial Officer
                                CERTIFICATION
I, Julie Williams, certify that:
  1. I have reviewed this Annual Report of Form 10-KSB of WideBand Corporation;
  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




December 24, 2003


/S/ Julie Williams
---------------------------------------
Julie Williams, Chief Financial Officer

EXHIBIT 32.1 - Section 906 Certification of Chief Executive Officer
                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of WideBand Corporation (the "Company") on Form 10-KSB for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Roger E. Billings, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



December 24, 2003


  /S/ Roger E. Billings
------------------------------------------
Roger E. Billings, Chief Executive Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2 - Section 906 Certification of Chief Financial Officer
                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of WideBand Corporation (the "Company") on Form 10-KSB for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Julie Williams, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



December 24, 2003


  /S/ Julie Williams
---------------------------------------
Julie Williams, Chief Financial Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.